Form 10QSB
period 2006-05-31
WILDON PRODUCTIONS INC
filed 2006-08-01
CIK 1284453

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended May 31, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of  the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-133936
                                           ----------

                             WILDON PRODUCTIONS INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      Applied For
--------------------------------             -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

702-3071 Glen Drive,
Coquitlam, British Columbia, Canada                            V3B 7R1
-----------------------------------------            ---------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:        604-725-5214
                                               ---------------------------

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes |     |       No | X |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents  and  reports  required  to  be filed by Section l2, 13 or 15(d) of the Exchange Act after the  distribution  of
securities under a plan confirmed by a court. Yes |   |   No |   |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,950,000 Shares of $0.001 par value Common Stock outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |   |   No |   |

                             WILDON PRODUCTIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                              MAY 31, 2006 and 2005















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                               May 31,          February 28,
                                                                                2006                2006
                                                                                ----                ----

                                                    ASSETS
CURRENT ASSETS
   Cash                                                                  $         15,725     $         23,282
---------------------------------------------------------------------------------------------------------------

Total Assets                                                             $         15,725     $         23,282
----------------------------------------------------------------------------------------------------------------



                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued liabilities (Note 4)                                          $          1,500     $          1,500
   Due to related party (Note 6(a))                                                 2,242                1,227
----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                           3,742                2,727
----------------------------------------------------------------------------------------------------------------


CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        9,950,000 common shares, respectively                                       9,950                9,950
Additional paid in capital                                                         18,050               18,050
Donated capital (Note 6(b) and (c))                                                 4,300                3,850
Deficit accumulated during the exploration stage                                  (20,317)             (11,295)
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         11,983               20,555
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                               $         15,725     $         23,282
----------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                               Accumulated from
                                                         Three months ended                     March 12, 2004
                                                               May 31,                       (Date of Inception)
                                                                                                  to May 31,
                                                      2006                 2005                      2006
Expenses
  Impairment loss on mineral property (Note 3)  $          -         $       -            $          2,500
  Management services (Note 6(b))                      1,500               400                       3,700
  Mineral property costs (Note 3)                          -                 -                       1,927
  Professional fees                                    6,700                 -                       6,700
  Office and administration expenses                     372                 -                       3,390
  Rent (Note 6(c))                                       450               300                       2,100
--------------------------------------------------------------------------------------------------------------------

Net loss for the period                         $      9,022         $     700            $         20,317
--------------------------------------------------------------------------------------------------------------------


Basic and diluted loss per share                $          -         $       -            $              -
--------------------------------------------------------------------------------------------------------------------


Weighted average number of shares outstanding      9,950,000                 -
--------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (unaudited)

                                                                                                   Accumulated from
                                                                                                    March 12, 2004
                                                                      Three months ended           Date of Inception)
                                                                            May 31,                 to May 31,
                                                                       2006          2005              2006
                                                                   (unaudited)    (unaudited)
OPERATING ACTIVITIES
  Net loss for the period                                         $   (9,022)    $      (700)  $       (20,317)
  Adjustments to reconcile net loss to net cash used in
    operating and investing activities
      Donated management services                                          -             400             2,200
      Donated rent                                                       450             300             2,100
      Impairment loss on mineral property                                  -               -             2,500
  Change in operating assets and liabilities
      Accounts payable                                                     -               -                 -
      Accrued liabilities                                                  -               -             1,500
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                 (8,572)              -           (12,017)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of mineral property                                          -               -            (2,500)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                      -               -            (2,500)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   -               -            28,000
  Advances from related party                                          1,015               -             2,242
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                              1,015               -            30,242
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                           (7,557)              -            15,725

CASH, BEGINNING OF THE PERIOD                                         23,282               -                 -
--------------------------------------------------------------------------------------------------------------------

CASH, END OF THE PERIOD                                           $   15,725     $         -   $        15,725
--------------------------------------------------------------------------------------------------------------------


Supplemental cash flow information:

     Interest paid                                                $        -     $         -   $             -
--------------------------------------------------------------------------------------------------------------------


     Income taxes paid                                            $        -     $         -   $             -
--------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                    Unaudited
                           (Expressed in U.S. dollars)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Wildon Productions Inc. (the "Company") was incorporated in the State of Nevada on March 12, 2004 and is in the exploration stage as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred an accumulated deficit of $20,317 as at May 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from related parties and/or issuance of common shares.

              The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to register 5,950,000 shares of common stock for resale by existing shareholders of the Company at $0.02 per share. The SB-2 was declared effective on July 17, 2006. The Company will not receive any proceeds on the resale of common stock by existing shareholders.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

              Cash and Cash Equivalents
              -------------------------
              The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

              Mineral Property
              ----------------
              The Company has been in the exploration stage since its formation on March 12, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                    Unaudited
                           (Expressed in U.S. dollars)


Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Use of Estimates and Assumptions
              ---------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash, accrued liabilities, and amounts due to a related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Comprehensive Loss
              ------------------
              SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

              Income Taxes
              ------------
              Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

              Basic and Diluted Net Income (Loss) Per Share
              ---------------------------------------------
              The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                    Unaudited
                           (Expressed in U.S. dollars)


Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

              Interim Financial Statements
              ----------------------------
              These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


Note 3        Mineral Property
              ----------------
              Indy Claims Group
              -----------------
              Pursuant to a mineral property purchase agreement dated June 24, 2005, the Company acquired a 100% undivided right, title and interest in two mineral claims, known as "Indy Claims Group", located in the Province of British Columbia, Canada for cash payment of $2,500. During the year ended February 28, 2006 the Company also incurred $1,927 of mineral property costs. Since the mineral claims have no established proven or provable reserves, the acquisition costs of $2,500 were charged to operations during the year ended February 28, 2006.

              The Property is held in trust by the vendor on behalf of the Company. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder. At May 31, 2006, the title to the Property has not been recorded in the name of the Company.


Note 4        Accrued Liabilities
              -------------------
              As at May 31, 2006, the Company owed $1,500 (February 28, 2006 - $1,500) for professional fees.


Note 5        Common Shares
              -------------
              a) On February 28, 2006, the Company issued 950,000 common shares at $0.02 per common share for proceeds of $19,000.
              b) On February 10,  2006,  the  Company  issued  5,000,000  common shares at $0.001 per common share for proceeds of $5,000.
              c) On  October  4,  2005,  the  Company  issued  1,000,000  common shares at $0.001 per common share for proceeds of $1,000 to the President of the Company.
              d) On June 24, 2005, the Company issued 3,000,000 common shares at
                 $0.001 per common share for proceeds of $3,000 to the President of the Company.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                    Unaudited
                           (Expressed in U.S. dollars)

Note 6        Related Party Transactions
              --------------------------
              a) The President of the Company provided professional services and advanced funds totalling $2,242 (February 28, 2006 - $1,227) to the Company. The amount is unsecured, non-interest bearing, and payable on demand.

              b) From April 1, 2005 to February 28, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month. During the year ended February 28, 2006, donated services of $2,200 (2005 - $Nil) was charged to operations and treated as donated capital. Commencing March 1, 2006 management services of $1,500 ($500 per month) were charged to operations. As at May 31, 2006, the Company owed to the President of the Company $1,000 for management services.

              c) Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. During the three months ended May 31, 2006, donated rent of $450 (February 28, 2006 - $450) was charged to operations and treated as donated capital. During the year ended February 28, 2006, donated rent of $1,650 (2005 - $Nil) was charged to operations and treated as donated capital.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Indy Claims Group consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase one program will cost approximately $6,000, while the phase two program will cost approximately $10,000. The above program cost estimates were provided to us by Mr. Bohumil Molak, Ph.D., P.Geo, and are contained in his geological report respecting the Indy Claims Group. Project costs may exceed Mr.Molak's estimates.

To date, we have not commenced exploration on the Indy Claims Group. However, we did retain Mr. Bohumil Molak, a professional geologist, to complete an initial review of the claims and to provide us with a geological report respecting the claims that included exploration recommendations. For these services, we paid Mr.Molak $1,000.

We are planning to commence the phase one exploration program on the Indy Claims Group in August of 2006, as soon as weather conditions in the area permit. The program should take approximately two weeks to complete. We will then undertake the phase two work program during September 2006. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Indy Claims Group. The estimate cost of this program is $90,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in the spring of 2007. Follow up drilling would occur in the autumn of 2007.

While weather may occasionally prevent us from accessing the Indy Claims Group in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs.

As well, we anticipate spending an additional $16,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $32,000.

We will require additional funding in order to proceed with the proposed phase two surveys and with any subsequent recommended work on the claims. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending May 31, 2006

We did not earn any revenues during the three-month period ending May 31, 2006. During the period ended May 31, 2006, we incurred operating expenses in the amount of $9,022, compared to operating expenses of $700 incurred during the same period in fiscal 2005. These operating expenses were comprised of professional fees of $6,700 (2005: $Nil), management services of $1,500 (2005:
$400), office and administration costs of $372 (2005: $Nil) and rent of $450 (2005: $Nil). The increase in operating expenses during the three months ended May 31, 2006, compared to the same period in fiscal 2005, was mainly due to the increase in professional fees, management fees, and office and administration costs.

As at May 31, 2006, the Company had $15,725 in cash and liabilities totalling $3,742 for a working capital of $11,983 compared to the working capital of $20,555 as at February 28, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2006. This evaluation was conducted by Ekaterina Popoff, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Ekaterina Popoff our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2006


Wildon Productions Inc.


/s/ Ekaterina Popoff
------------------------------
Ekaterina Popoff, President