Form 10QSB
period 2006-08-31
WILDON PRODUCTIONS INC
filed 2006-10-16
CIK 1284453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended August 31, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-133936
                                           ----------

                             WILDON PRODUCTIONS INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                       68-0634458
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

702-3071 Glen Drive,
Coquitlam, British Columbia, Canada                            V3B 7R1
----------------------------------------              ------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:            604-725-5214
                                               -------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,950,000 Shares of $0.001 par value Common Stock outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |    |   No |   |

                             WILDON PRODUCTIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           (Expressed in U.S. dollars)

                                   (Unaudited)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                             August 31,         February 28,
                                                                                2006                2006
                                                                                ----                ----

                                                    ASSETS
                                                    ------
CURRENT ASSETS
   Cash                                                                  $          6,673     $         23,282
--------------------------------------------------------------------------------------------------------------

Total Assets                                                             $          6,673     $         23,282
--------------------------------------------------------------------------------------------------------------



                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES
   Accounts payable (Note 4)                                             $          2,000                    -
   Accrued liabilities (Note 4)                                                     1,500     $          1,500
   Due to related party (Note 5(a))                                                 2,592                1,227
--------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                           6,092                2,727
--------------------------------------------------------------------------------------------------------------


CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        9,950,000 common shares, respectively                                       9,950                9,950
Additional paid in capital                                                         18,050               18,050
Donated capital (Note 5(b) and (c))                                                 4,750                3,850
Deficit accumulated during the exploration stage                                  (32,169)             (11,295)
--------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                            581               20,555
--------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                               $          6,673     $         23,282
--------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                                                      Accumulated from
                                                                                                       March 12, 2004
                                               Three months ended           Six months ended
                                                   August 31,                  August 31,           (Date of Inception)
                                                                                                       to August 31,
                                               2006          2005          2006          2005               2006
    Expenses
      Consulting                         $       5,000 $           -  $       5,000 $            -$           5,000
      Impairment loss on mineral
      property (Note 3)                              -         2,500              -          2,500            2,500
      Management services (Note 5(b))            1,500           600          3,000          1,000            5,200
      Mineral property costs (Note 3)            1,081           800          1,081            800            3,008
      General and administration expenses        3,821           224         10,893            224           13,911
      Rent (Note 5(c))                             450           450            900            750            2,550
    ---------------------------------------------------------------------------------------------------------------------

    Net loss for the period              $     (11,852)$      (4,574) $     (20,874)$       (5,274$         (32,169)
    ---------------------------------------------------------------------------------------------------------------------


    Basic and diluted loss per share     $           - $           -  $           - $            -$
    ---------------------------------------------------------------------------------------------------------------------


    Weighted average number of shares
    outstanding                              9,950,000     3,000,000      9,950,000      1,109,000
    ---------------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                     August 31,

                                                                                               2006            2005
     OPERATING ACTIVITIES
       Net loss for the period                                                            $   (20,874)  $     (5,274)
       Adjustments to reconcile net loss to net cash used in operating and investing activities
           Donated management services                                                              -          1,000
           Donated rent                                                                           900            750
           Impairment loss on mineral property                                                      -          2,500
       Change in operating assets and liabilities
           Accounts payable and accrued liabilities                                             2,000              -
     ---------------------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                                                    (17,974)        (1,024)
     ---------------------------------------------------------------------------------------------------------------------

     INVESTING ACTIVITIES
       Acquisition of mineral property                                                              -         (2,500)
     ---------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                                          -         (2,500)
     ---------------------------------------------------------------------------------------------------------------------

     FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                                       -          3,000
       Advances from related party                                                              1,365            550
     ---------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                                  1,365          3,550
     ---------------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH                                                              (16,609)            26

     CASH, BEGINNING OF THE PERIOD                                                             23,282              -
     ---------------------------------------------------------------------------------------------------------------------

     CASH, END OF THE PERIOD                                                              $     6,673   $         26
     ---------------------------------------------------------------------------------------------------------------------


     Supplemental cash flow information:

          Interest paid                                                                   $         -   $          -
     ---------------------------------------------------------------------------------------------------------------------


          Income taxes paid                                                               $         -   $          -
     ---------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                    Unaudited
                           (Expressed in U.S. dollars)

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

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred an accumulated deficit of $32,169 as at August 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from related parties and/or issuance of common shares.

              The Company filed SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective July 17, 2006, to register 5,950,000 shares of common stock for resale by existing shareholders of the Company at $0.02 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds on the resale of common stock by existing shareholders.

              The President of the Company provided a $10,000 loan on October 4, 2006 to the Company. The amount is unsecured, non-interest bearing, and payable on demand.


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

Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Mineral Property
              ----------------
              The Company has been in the exploration stage since its inception on March 12, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.


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

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash, accounts payable, and accrued liabilities, and amounts due to a related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Comprehensive Loss
              ------------------
              SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

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

              Basic and Diluted Net Income (Loss) Per Share
              ---------------------------------------------
              The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

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

Note 3        Mineral Property
              ----------------
              Indy Claims Group
              -----------------
              Pursuant to a mineral property purchase agreement dated June 24, 2005, the Company acquired a 100% undivided right, title and interest in two mineral claims, known as "Indy Claims Group", located in the Province of British Columbia, Canada for cash payment of $2,500. During the year ended February 28, 2006 the Company also incurred $1,927 of mineral property costs. Since the mineral claims have no established proven or provable reserves, the acquisition costs of $2,500 were charged to operations during the year ended February 28, 2006. During the six month period ended August 31, 2006 the Company incurred $1,081 of mineral property costs.

              The Property is held in trust by the vendor on behalf of the Company. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder. At August 31, 2006, the title to the Property has not been recorded in the name of the Company.

Note 4        Accrued Liabilities
              -------------------
              As at August 31, 2006, the Company owed $3,500  (February 28, 2006
              - $1,500) for professional fees.


Note 5        Related Party Transactions
              --------------------------
              a) The President of the Company provided management services in the amount of $3,000 during the six month period ended August 31, 2006. Of this amount, $1,000 was owing at August 31, 2006. The President advanced $1,365 (February 28, 2006 - $1,227) to the Company for working capital purposes during the six month period ended August 31, 2006. The amount is unsecured, non-interest bearing, and payable on demand.

              b) From April 1, 2005 to February 28, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month. During the year ended February 28, 2006, donated services of $2,200 (2005 - $Nil) was charged to operations and treated as donated capital. Commencing March 1, 2006 management services of $3,000 ($500 per month) were charged to operations.

              c) Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. During the six months ended August 31, 2006, donated rent of $900 (2005: $900) was charged to operations and treated as donated capital.


Note 6        Subsequent Events
              -----------------
              a) The President of the Company provided a $10,000 loan on October 4, 2006 to the Company. The amount is unsecured, non-interest bearing, and payable on demand.

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

To date, we have commenced, but not completed, phase one of our exploration program on the Indy Claims Group. We have paid $4,000 advance to our geologist Mr. Dave Heyman as a retainer for his services related to Indy Claims Group exploration. The program should take approximately two weeks to complete. We expect the results of phase one by the end of October. We will then undertake the phase two work program during November 2006, depending on the weather conditions. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Indy Claims Group. The estimate cost of this program is $90,000 and will take approximately three months to complete, including collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in spring of 2007. Follow up drilling would occur in autumn of 2007.

While weather may occasionally prevent us from accessing the Indy Claims Group in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

Subsequent to this quarterly report, we are going to file a prospectus with regulatory authorities constituting an offering to the public a minimum of 4,300,000 and a maximum of 10,000,000 shares of the Company's common stock at $0.02 per share for gross proceeds of minimum of $86,000 and maximum of $200,000. The prospectus will be subject to the regulatory approval. The Company intends to use the proceeds for the Indy Claims Group exploration program and general corporate activity.

As well, we anticipate spending an additional $20,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $120,000.

In the event all of the shares are sold, we will have enough funds to complete our exploration program and continue as a going concern. In the event the minimum amount of the shares are sold, we will require additional funding in order to complete our drilling program (phase III) and any subsequent recommended work on the claims. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Effective July 17, 2006, a registration statement relating to 5,950,000 shares of common stock was declared effective. We have applied to have our shares quoted on the OTC Bulletin Board market. However, there is no assurance that this application will be successful or that any market will develop for our stock.

Results of Operations For Period Ending August 31, 2006

We did not earn any revenues during the six-month period ending August 31, 2006. During the period ended August 31, 2006, we incurred operating expenses in the amount of $20,874, compared to operating expenses of $5,274 incurred during the same period in fiscal 2005. These operating expenses were comprised of consulting fees of $5,000 (2005: $Nil), management services of $3,000 (2005:
$1,000), mineral property costs of $1,081 (2005: $800), general and administration costs of $10,893 (2005: $224) and rent of $900 (2005: $750). The increase in operating expenses during the six months ended August 31, 2006, compared to the same period in fiscal 2005, was mainly due to the increase in consulting fees, management fees, and general and administration costs mostly associated with the company's application to have its shares quoted on the OTC Bulletin Board.

As at August 31, 2006, the Company had $6,673 in cash and liabilities totalling $6,092 for a working capital of $581 compared to the working capital of $20,555 as at February 28, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Subsequent to August 31, 2006, the President of the Company provided a $10,000 loan to the Company. The amount is unsecured, non-interest bearing, and payable on demand.

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


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006. This evaluation was conducted by Ekaterina Popoff, our chief executive officer and principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 5, 2006, the Board of Directors of the Company appointed Mr. Vladimir Barinov as a director of the Company. Mr. Barinov will also serve as the Company's Secretary, Treasurer and Chief Financial Officer. Vladimir Barinov graduated from the College of Mechanical Engineers in Moscow, Russia in 1973. He was employed by First Moscow Watch Factory, the leading Russian watch and mechanical movements manufacturer. From 1992 to 1997, he was a self employed watchmaker and provided engineering consulting services to various manufacturing companies in Montreal, Canada. From 1997 to present he is a watchmaker at Time and Gold, a Vancouver, BC company, where he is a repair expert in high end, vintage and rare watches. He also provides mechanical engineering expertise to various clients on contractual basis. Vladimir expects to devote approximately twenty percent of his time to the company's affairs.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On October 10, 2006, we have filed Form 8-K with information of the appointment of a new director, Mr Barinov, to the Company's Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 16, 2006


Wildon Productions Inc.


/s/ Ekaterina Popoff                               /s/ Vladimir Barinov
------------------------------                     ---------------------------
Ekaterina Popoff, President                        Vladimir Barinov, Secretary
Chief Executive Officer                            Chief Financial Officer