Form 10QSB/A
period 2006-05-31
WILDON PRODUCTIONS INC
filed 2006-12-15
CIK 1284453

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes | X |       No |  |

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

December 15, 2006


Wildon Productions Inc.


/s/ Ekaterina Popoff
------------------------------
Ekaterina Popoff, President