Form 10QSB/A
period 2006-08-31
WILDON PRODUCTIONS INC
filed 2006-12-15
CIK 1284453

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

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                             August 31,         February 28,
                                                                                2006                2006
                                                                                ----                ----

                                                    ASSETS
                                                    ------
CURRENT ASSETS
   Cash                                                                  $          6,673     $         23,282
--------------------------------------------------------------------------------------------------------------

Total Assets                                                             $          6,673     $         23,282
==============================================================================================================



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
--------------------------------------------------------------------------------------------------------------


CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        9,950,000 common shares, respectively                                       9,950                9,950
Additional paid in capital                                                         18,050               18,050
Donated capital (Note 5(b) and (c))                                                 4,750                3,850
Deficit accumulated during the exploration stage                                  (32,169)             (11,295)
--------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                            581               20,555
--------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                               $          6,673     $         23,282
==============================================================================================================



   The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                                                      Accumulated from
                                                                                                       March 12, 2004
                                               Three months ended           Six months ended
                                                   August 31,                  August 31,           (Date of Inception)
                                                                                                       to August 31,
                                               2006          2005          2006          2005               2006
    Expenses
      Consulting                         $       5,000 $           -  $       5,000 $            -$           5,000
      Impairment loss on mineral
      property (Note 3)                              -         2,500              -          2,500            2,500
      Management services (Note 5(b))            1,500           600          3,000          1,000            5,200
      Mineral property costs (Note 3)            1,081           800          1,081            800            3,008
      General and administration expenses        3,821           224         10,893            224           13,911
      Rent (Note 5(c))                             450           450            900            750            2,550
    ----------------------------------------------------------------------------------------------------------------

    Net loss for the period              $     (11,852)$      (4,574) $     (20,874)$       (5,274$         (32,169)
    ================================================================================================================


    Basic and diluted loss per share     $           - $           -  $           - $            -$
    ===============================================================================================


    Weighted average number of shares
    outstanding                              9,950,000     3,000,000      9,950,000      1,109,000
    ==============================================================================================




    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                     August 31,

                                                                                               2006            2005
     OPERATING ACTIVITIES
       Net loss for the period                                                            $   (20,874)  $     (5,274)
       Adjustments to reconcile net loss to net cash used in operating and investing activities
           Donated management services                                                              -          1,000
           Donated rent                                                                           900            750
           Impairment loss on mineral property                                                      -          2,500
       Change in operating assets and liabilities
           Accounts payable and accrued liabilities                                             2,000              -
     -----------------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                                                    (17,974)        (1,024)
     -----------------------------------------------------------------------------------------------------------------

     INVESTING ACTIVITIES
       Acquisition of mineral property                                                              -         (2,500)
     -----------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                                          -         (2,500)
     -----------------------------------------------------------------------------------------------------------------

     FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                                       -          3,000
       Advances from related party                                                              1,365            550
     -----------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                                                  1,365          3,550
     -----------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH                                                              (16,609)            26

     CASH, BEGINNING OF THE PERIOD                                                             23,282              -
     -----------------------------------------------------------------------------------------------------------------

     CASH, END OF THE PERIOD                                                              $     6,673   $         26
     =================================================================================================================


     Supplemental cash flow information:

          Interest paid                                                                   $         -   $          -
     =================================================================================================================


          Income taxes paid                                                               $         -   $          -
     =================================================================================================================


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