Form 10QSB
period 2006-11-30
WILDON PRODUCTIONS INC
filed 2007-01-12
CIK 1284453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended November 30, 2006.

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-133936
                                           ----------

                             WILDON PRODUCTIONS INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                     68-0634458
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


702-3071 Glen Drive,
Coquitlam, British Columbia, Canada                           V3B 7R1
-----------------------------------------              --------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:     604-725-5214
                                                ---------------------

                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,250,000 Shares of $0.001 par value Common Stock outstanding as of January 12, 2007.

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

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)
                                   (Unaudited)


                                                                            November 30,        February 28,
                                                                                2006                2006
                                                                                ----                ----
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $          6,695     $         23,282
----------------------------------------------------------------------------------------------------------------
Total Assets                                                             $          6,695     $         23,282
================================================================================================================



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $          3,347     $              -
   Accrued liabilities (Note 4)                                                     1,500                1,500
   Due to related party (Note 5(a))                                                 3,026                1,227
   Loan payable related party (Note 5(b))                                          15,050                    -
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          22,923                2,727
----------------------------------------------------------------------------------------------------------------


CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        9,950,000 common shares, respectively                                       9,950                9,950
Additional paid in capital                                                         18,050               18,050
Donated capital (Note 5(c))                                                         5,200                3,850
Deficit accumulated during the exploration stage                                  (49,428)             (11,295)
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                              (16,228)              20,555
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                     $          6,695     $         23,282
================================================================================================================


    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)
                                   (Unaudited)

                                                                                                               Accumulated from
                                                                                                                March 12, 2004
                                                      Three months ended           Nine months ended        (Date of Inception) to
                                                         November 30,                November 30,              November 30,
                                                       2006         2005         2006            2005                2006
    Expenses
      Consulting                                 $       1,000 $           - $      6,000   $           -    $        5,000
      General and administration expenses                8,809            19       19,702             243             2,500
      Impairment loss on mineral property
        (Note 3)                                             -             -            -           2,500             9,200
      Management services (Note 5(d))                    3,000           600        6,000           1,600             7,008
      Mineral property costs (Note 3)                    4,000         1,000        5,081           1,800            22,720
      Rent (Note 5(c))                                     450           450        1,350           1,200             3,000
    -------------------------------------------------------------------------------------------------------------------------------

    Net loss for the period                      $     (17,259) $     (2,069)  $  (38,133)   $     (7,343)   $      (49,428)
    ===============================================================================================================================

    Basic and diluted loss per share             $           -  $          -   $        -    $          -    $
    ===============================================================================================================================

    Weighted average number of shares
    outstanding                                      9,950,000     3,626,000    9,950,000       2,585,000
    ===============================================================================================================================


    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)
                                   (Unaudited)


                                                                                             Nine months ended
                                                                                                November 30,

                                                                                           2006            2005

OPERATING ACTIVITIES
  Net loss for the period                                                             $   (38,133)  $     (7,343)
  Adjustments to reconcile net loss to net cash used in operating and investing activities:
      Donated management services                                                               -          1,600
      Donated rent                                                                          1,350          1,200
      Impairment loss on mineral property                                                       -          2,500
  Change in operating assets and liabilities
      Accounts payable and accrued liabilities                                              3,347              -
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (33,436)        (2,043)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of mineral property                                                               -         (2,500)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           -         (2,500)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                        -          4,000
  Advances from related party                                                               1,799            550
  Proceeds from loan payable - related party                                               15,050              -
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  16,849          4,550
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                               (16,587)             7

CASH, BEGINNING OF THE PERIOD                                                              23,282              -
---------------------------------------------------------------------------------------------------------------------

CASH, END OF THE PERIOD                                                               $     6,695   $          7
=====================================================================================================================

Supplemental cash flow information:

     Interest paid                                                                    $         -   $          -

     Income taxes paid                                                                $         -   $          -
=====================================================================================================================



    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                           (Expressed in U.S. dollars)
                                   (Unaudited)

Note 1        Nature and Continuance of Operations

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

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As as at November 30, 2006, the Company has a working capital deficit of $16,228 and incurred an accumulated deficit of $49,428 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from related parties and/or issuance of common shares.

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

              Basis of Presentation

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

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                           (Expressed in U.S. dollars)
                                   (Unaudited)

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

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                           (Expressed in U.S. dollars)
                                   (Unaudited)

Note 2   Summary of Significant Accounting Policies (continued)
         ------------------------------------------

              Recent Accounting Pronouncements

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


              In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
              Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this Interpretation on its financial statements.

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                           (Expressed in U.S. dollars)
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Interim Financial Statements

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

Note 3        Mineral Property

              Indy Claims Group

              Pursuant to a mineral property purchase agreement dated June 24, 2005, the Company acquired a 100% undivided right, title and interest in two mineral claims, known as "Indy Claims Group", located in the Province of British Columbia, Canada for cash payment of $2,500. During the year ended February 28, 2006 the Company also incurred $1,927 of mineral property costs. Since the mineral claims have no established proven or provable reserves, the acquisition costs of $2,500 were charged to operations during the year ended February 28, 2006. During the nine month period ended November 30, 2006 the Company incurred $5,081 of mineral property costs.

              The Property is held in trust by the vendor on behalf of the Company. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder. At November 30, 2006, the title to the Property has not been recorded in the name of the Company.

Note 4        Accrued Liabilities

              As at November 30, 2006,  the Company  owed $1,500
              (February  28, 2006 - $1,500) for professional fees.


Note 5        Related Party Transactions

a) During the nine months ended November 30, 2006, the President of the Company advanced $1,799 to the Company for working capital purposes. As at November 30, 2006, the Company is indebted to the President of the Company for $3,026 (February 28, 2006 - $1,227), which is unsecured, non-interest bearing, and due on demand.

b) During the nine months ended November 30, 2006, the President of the Company provided a cash loan of $15,050 to the Company. The loan is unsecured, non-interest bearing, and due on demand.

c) Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. During the nine months ended November 30, 2006, donated rent of $1,350 (2005: $1,200) was charged to operations and treated as donated capital.

d) From April 1, 2005 to February 28, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month, which was recorded as donated capital. Commencing March 1, 2006 to August 31, 2006, the President of the Company discontinued donated services and provided management services at $500/month for a total of $3,000. Commencing September 1, 2006, the fair value of management services was increased to $1,000/month reflective of additional hours for service provided by the President of the Company. For the nine months ended November 30, 2006, management services of $6,000 was recorded by the Company.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                           (Expressed in U.S. dollars)
                                   (Unaudited)

Note 6        Subsequent Event

              Subsequent to November 30, 2006, the Company issued 4,300,000 common shares of the Company at $0.02 per common share for proceeds of $86,000.

Forward-Looking Statements

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

Item 2. Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase two exploration programs on the Indy Claims Group consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase two program will cost approximately $10,000. The above program cost estimates were provided to us by Mr. Bohumil Molak, Ph.D., P.Geo, and are contained in his geological report respecting the Indy Claims Group. Project costs may exceed Mr.Molak's estimates.

To date, we have completed, phase one of our exploration program on the Indy Claims Group. We will undertake the phase two work program during the spring of 2007, depending on the weather conditions. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Indy Claims Group. The estimate cost of this program is $90,000 and will take approximately three months to complete, including collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in summer of 2007. Follow up drilling would occur in autumn of 2007.

While weather may occasionally prevent us from accessing the Indy Claims Group in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

Subsequent to the quarter ended November 30, 2006, the Company for proceeds of $86,000 issued 4,300,000 common shares of the Company at $0.02 per common share. The Company intends to use the proceeds for the Indy Claims Group exploration program and general corporate activity.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing. We have applied to have our shares quoted on the OTC Bulletin Board market. However, there is no assurance that this application will be successful or that any market will develop for our stock.

Results of Operations For Period Ended November 30, 2006

We did not earn any revenues during the nine-month period ended November 30, 2006. During the period ended November 30, 2006, we incurred operating expenses in the amount of $38,133, compared to operating expenses of $7,343 incurred during the same period in fiscal 2005. These operating expenses were comprised of consulting fees of $6,000 (2005: $Nil), management services of $6,000 (2005:
$1,600), mineral property costs of $5,081 (2005: $1,800), general and administration costs of $19,702 (2005: $243) and rent of $1,350 (2005: $1,200).
The increase in operating expenses during the nine months ended November 30, 2006, compared to the same period in fiscal 2005, was mainly due to the increase in mineral property costs, consulting fees, management fees, and general and administration costs mostly associated with the company's application to have its shares quoted on the OTC Bulletin Board.

As at November 30, 2006, the Company had $6,695 in cash and liabilities totalling $22,923 for a working capital deficit of $16,228 compared to the working capital of $20,555 as at February 28, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

During the nine months ended November 30, 2006, the President of the Company provided a $15,050 loan to the Company. The amount is unsecured, non-interest bearing, and payable on demand.

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


Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. This evaluation was conducted by Ekaterina Popoff our chief executive officer and Vladimir Barinov our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Ekaterina Popoff our chief executive officer and Vladimir Barinov our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

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

January 12, 2007

Wildon Productions Inc.


/s/ Ekaterina Popoff                        /s/ Vladimir Barinov
------------------------------              -----------------------------
Ekaterina Popoff, President                 Vladimir Barinov, Secretary
Chief Executive Officer                     Chief Financial Officer