Form 10KSB
period 2007-02-28
WILDON PRODUCTIONS INC
filed 2007-04-13
CIK 1284453

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2007
                                -----------------

TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-133936


                             WILDON PRODUCTIONS INC.
                 (Name of small business issuer in its charter)



            Nevada                                     68-0634458
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              702-3071 Glen Drive,
                   Vancouver, British Columbia, Canada V3B 7R1
                    (Address of principal executive offices)

                                 (604) 725-5214
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of each exchange on which
to be so registered                         each class is to be registered

      None                                             None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act _________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes                                       No    X
               -----------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

             Yes      X                               No
                -----------                             --------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             Yes     X                                 No
                ------------                             -------------

State issuer's revenues for its most recent fiscal year:      Nil
                                                          -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $114,000 as at April 4, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               14,250,000 shares of common stock at April 4, 2007

TABLE OF CONTENTS

                                                                           Page

ITEM  1:  DESCRIPTION OF BUSINESS.............................................4
ITEM  2:  DESCRIPTION OF PROPERTY............................................12
ITEM  3:  LEGAL PROCEEDINGS..................................................12
ITEM  4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12
ITEM  5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12
ITEM  6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13
ITEM  7:  FINANCIAL STATEMENTS...............................................14
ITEM  8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES..........................................27
ITEM  9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......27
ITEM 10:  EXECUTIVE COMPENSATION.............................................29
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....30
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30
ITEM 13:  EXHIBITS AND REPORTS...............................................31
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................31

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have acquired a 100% interest in 15 mineral claims collectively known as the Indy Claims Group. There is no assurance that a commercially viable mineral deposit exists on the claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. In order to determine the legal feasibility of the claims, we must complete a survey of the mineral claims in order to ensure that the mineralization that we intend to exploit is within the claims boundaries. The cost of such a survey is estimated to be approximately $16,000.

Our plan of operation is to conduct exploration work on the Indy Claims Group in order to ascertain whether they possess economic quantities of gold. There can be no assurance that economic mineral deposits or reserves, exist on the Indy Claims Group until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the claims is economically feasible.

Even if we complete our proposed exploration programs on the Indy Claims Group and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We will proceed with the geologist recommended exploration programs for the Indy Claims Group and any additional recommended work based on results from such programs.

Indy Claims Group Purchase Agreement

On June 24, 2005, we entered into a Mineral Property Purchase Agreement (the "Agreement") with David Heyman (the "Vendor") of Langley, British Columbia, whereby the Vendor agreed to sell to us a 100% undivided right, title and interest in total of two mineral claims located in the Kamloops Mining Division of British Columbia. In order to acquire a 100% interest in these claims, we paid $2,500 to the Vendor.

Description, Location and Access

The Indy Claims Group is a collective name for Indi and Indi2 claims comprising two mineral claims covering an area of 206.8 hectares. The group of claims is located in the south-central British Columbia, approximately 40 kilometers west of Kamloops at 50(Degree)44' North Latitude, 120(Degree)54' West Longitude.

The Indy Claims Group is accessible via gravel road that branches off Trans-Canada Highway in the town of Savona. The town of Savona provides some basic services required for mineral exploration. The city of Kamloops is located within an hour drive and is the closest industrial centre that provides all services required to conduct mineral exploration.

Title to the Indy Claims Group

The Indy Claims Group consists property consists of 2 claims covering an area of
206.829 hectares.
                                       -4-

The table below lists relevant information for the claims.


Claim Status
----------------------- -------------- -------------- --------------------------
   Claim Name              Tenure #       Hectares        Due date
----------------------- -------------- -------------- --------------------------
    INDI                    513964         184.097        2007/Jun/05
----------------------- -------------- -------------- --------------------------
    INDI2                   519904         122.732        2007/Jun/05
----------------------- -------------- -------------- --------------------------
    Total                                  206.829
-------------------------------------- -------------- --------------------------

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. We purchased a 100% interest in the claims from the Vendor. The Vendor will transfer title to the claims to us any time at our request.

Exploration History

During the Depression (1930's), several claims were staked covering the Indy claims and the remains of old trenches on the property are still visible. However, no records indicate that any metals were produced. A small-scale placer mining was carried out at the mouth of Indian Gardens Creek.

In 1981, a regional airborne VLF-EM and magnetometer surveys were carried out on behalf of Tu-Tahl Petroleum Inc. and Sunstar Continental Petroleum Corp. on the property. The Lynx (most of Lynx 300 claim overlaps the Indy claims group) and Coyote claims areas were interpreted as having fairly flat magnetic responses, with values around 3,200 gammas. No VLF-EM anomalies were reported to occur in any of the two areas.

In 1986, the property was prospected and trenches and outcrops were chip sampled on the Indi claims comprising 96 units. Based on strongly anomalous gold values, QPX Minerals Inc. optioned the Indi claims and in 1988 to 1989 conducted an exploration program. The recent Indy Claims Group partly coincides with the northwestern segment of the four claims that were held by QPX Minerals Inc. during that period.

Three grids were established (85 kilometers) and geological mapping, soil sampling (1068 samples), geophysical surveys and drilling were conducted on the property. Ground magnetometer (85 kilometers) and VLF-EM surveys (66 kilometers) were carried out, and 4 diamond holes for 556 meters and 7 percussion holes totaling 480 meters were drilled. 302 rock and 466 core and cuttings samples were collected. A VLF-EM (very low frequency - electromagnetic) survey consists of two separate surveys. The very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity. Almost all of the precious and base metals that we are seeking are above average conductors of electricity and will affect VLF readings. Electro magnetic surveys involve measuring the strength of the earth's magnetic field. Variations in the magnetic readings on a property may indicate the increased likelihood of precious or base minerals in the area.

Mineralization

The  Indy  Claims  Group  hosts   polymetallic,   silver,  zinc  and  gold  vein
mineralization emplaced in altered volcanic rocks.

Two distinct styles of mineralization and alteration have been recognized in the Indy Claims Group and in the area adjacent to the east. The first style occurs within andesites and consists of carbonate alteration in zones. Andesites are volcanic rocks characteristically medium dark in color and containing mostly silica with moderate amounts of iron and magnesium. Carbonate alteration involves changes in rocks types that comprise carbon and oxygen, such aslimestone.

The second style of mineralization occurs in volcanic rocks and consist of quartz-sericite-pyrite altered zones. Quartz is a hard glossy mineral consisting of silicon dioxide in crystal form, which is often found in areas containing gold and other valuable minerals. Sericite is a fine grained mica often associated with copper and tin. Pyrite, also known as fool's gold, is a mineral composed of iron disulphide with a pale brass-yellow color. It is an ore of iron and is often associated with gold.

Geological Assessment Report: Indy Claims Group

We retained Mr. Bohumil Molak, Ph.D., P. Geo., a geoscientist and a licensed member with the Association of Professional Engineers and Geoscientists of British Columbia, to complete an initial evaluation of the claims and to prepare a geological summary report on the Indy Claims Group. Mr. Molak holds a Bachelor of Science in Economic Geology and a Master of Science in Economic Geology and a Doctor of Philosophy degree. He practiced his profession continuously since 1970.

Based on his review of data relating to the Indy Claims Group, Mr. Molak has concluded that additional exploration is recommended on the property to determine whether or not it has the potential to host an economic mineral deposit. He recommends a two-phase exploration program to further evaluate the Indy Claims Group.

Phase I would consist of compiling past exploration data and sampling areas of the claims that were previously explored. Sampling consists of a consulting geologist gathering silt and soil samples which may contain anomalous metal values which may indicate further mineralization at depth or up stream. As well, Mr. Molak's recommendation is to collect pieces of rock that appear to contain precious metals such as gold and silver. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Phase II would consist of geological mapping, sampling and geochemical surveying over a systematic grid area. Geological mapping and sampling involves the identification and collection of rock types on the property allowing for interpretation of a geological model which may aid in locating economic mineralization and the identification of more abundant minerals which are commonly associated with economic mineralization. A geochemical survey may identify anomalous metal values within soils which allows for a quick, affordable assessment of a large area. Anomalous soil areas may indicate increased economic mineralization at depth where no surface rock is available. Phase I and II are recommended in order to determine the best claims and local areas to conduct subsequent exploration work.

Depending on the results, phase III exploration program would be designed, including mechanical trenching to uncover extensions of the alteration zones, veins and/or stockworks and to conduct channel sampling.

We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon our analysis of the results that program. At the completion of each phase, the consulting geologist who conducts the program will review the results of exploration with our directors. Based upon this review, the directors will then determine whether to proceed with the next phase of exploration. In making their decision, the directors will rely upon the advice of the consulting geologist. If no further exploration is recommended on the Indy Claims Group after the completion of any phase, we will likely abandon the claims. If this occurs, we will not own any interest in the claims.

If we abandon the Indy Claims Group, we will attempt to raise additional funds in order to acquire an interest in an alternative mineral property that has the potential to contain economic mineralization. Such property may or not be in the area of the Indy Claims Group. We do not currently have any confirmed source of financing or specific mineral properties in mind if this occurs. We would likely contact property owners or geologists who are involved in the mineral exploration business in order to identify potential properties for acquisition.

To date, we have completed, phase one of our exploration program on the Indy Claims Group. We will then commence the phase two exploration program in summer of 2007, depending on the weather conditions. This phase would take one month to complete and cost approximately $10,000.

Following the phase two exploration, we intend to complete a drilling program on the Indy Claims Group. The estimate cost of this program is $90,000 and will take approximately three months to complete, including collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in summer of 2007. Follow up drilling would occur in summer of 2008.

While weather may occasionally prevent us from accessing the Indy Claims Group in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;

     -    Dust generation will have to be minimal or otherwise re-mediated;

     - Dumping of material on the surface will have to be re-contoured and re-vegetated;

     - An assessment of all material to be left on the surface will need to be environmentally benign;

     -    Ground water will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any significant physical disturbance to the Indy Claims Group, we will not incur any costs in complying with environmental laws during the first two planned phases of exploration on the claims. Subsequent drilling will require some remediation work, which is not expected to exceed $10,000. We will need to raise additional funds to finance any drilling program, including remediation costs. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration programs. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capitalexpenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this prospectus other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Indy Claims Group, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Indy Claims Group. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Indy Claims Group, are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Indy Claims Group to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Because we have only recently commenced business operations, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Indy Claims Group and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Our exploration of the Indy Claims Group, may not result in the discovery of commercial quantities of gold or silver. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF PRECIOUS METALS ON THE INDY CLAIMS GROUP, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE INDY CLAIMS GROUP.

The Indy Claims Group does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold or silver of commercial tonnage and grade, we will require additional funds in order to further develop the property. At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The independent accountant's report to our audited financial statements for the year ended February 28, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the Indy Claims Group, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 28% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 28% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Ms. Ekaterina Popoff intends to devote 25% of her time to our business affairs, and our secretary, Mr. Vladimir Barinov intends to devote 20% of his time to our business affairs. It is possible that the demands on Ms. Popoff and Mr. Barinov from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Ms.Popoff and Mr.Barinov may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

Our common stock is currently traded on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition; and
(4) conditions and trends in the mineral exploration industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in 15 mineral claims collectively known as the Indy Claims Group. We do not own or lease any property other than the Indy Claims Group.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol WDNP on January 25, 2007. However, no trades have occurred through the facilities of the OTC Bulletin Board to date.

We have 46 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase two exploration programs on the Indy Claims Group consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase two program will cost approximately $10,000. The above program cost estimates were provided to us by Mr. Bohumil Molak, Ph.D., P.Geo, and are contained in his geological report respecting the Indy Claims Group. Project costs may exceed Mr.Molak's estimates.

To date, we have completed, phase one of our exploration program on the Indy Claims Group. We will undertake the phase two work program during the summer of 2007, depending on the weather conditions. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Indy Claims Group. The estimate cost of this program is $90,000 and will take approximately three months to complete, including collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in summer of 2007. Follow up drilling would occur in summer of 2008.

While weather may occasionally prevent us from accessing the Indy Claims Group in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

During the year ended February 28, 2007 the Company for proceeds of $86,000 issued 4,300,000 common shares of the Company at $0.02 per common share. The Company intends to use the proceeds for the Indy Claims Group exploration program and general corporate activity.

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

Results of Operations For the Year Ended February 28, 2007

We did not earn any revenues during the year ended February 28, 2007. During the year ended February 28, 2007, we incurred operating expenses in the amount of $78,979, compared to operating expenses of $10,542 incurred in fiscal 2006. These operating expenses were comprised of consulting fees of $8,000 (2006:

$Nil), management services of $9,000 (2006: $2,200), mineral property costs of $5,081 (2006: $1,927), general and administration costs of $32,098 (2006: $765)
legal fees of $23,000  (2006:  $1,500) and rent of $1,800  (2006:  $1,650).  The increase in operating expenses during the year ended February 28, 2007, compared to year ended February 28, 2006, was mainly due to the increase in mineral property costs, professional fees, management fees, and general and administration costs mostly associated with the company's application to have its shares quoted on the OTC Bulletin Board.

As at February 28, 2007, the Company had $49,791 in cash and liabilities totalling $20,700 for a working capital of $29,091 compared to the working capital of $20,555 as at February 28, 2006.

On November 29, 2006, the Company's Registration Statement on the Form SB-2 with offering of a minimum of 4,300,000 and a maximum of 10,000,000 shares of our common stock at $0.02 per share became effective. To date of this annual report the Company issued 4,300,000 shares of common stock for cash proceeds of $86,000 pursuant to this Registration Statement.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS


                                                            Page

BALANCE SHEETS                                               F-3

STATEMENTS OF OPERATIONS                                     F-4

STATEMENTS OF CASH FLOWS                                     F-5

STATEMENT OF STOCKHOLDERS' EQUITY                            F-6

NOTES TO THE FINANCIAL STATEMENTS                            F-7

                             WILDON PRODUCTIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           FEBRUARY 28, 2007 AND 2006

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

MANNING ELLIOTT                                 11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                           Phone: 604.714.3600   Fax:604.714.3669  Web:manninelliott.com




             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Directors and Stockholders
Wildon Productions Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wildon Productions Inc. (An Exploration Stage Company) as of February 28, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from March 12, 2004 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildon Productions Inc. (An Exploration Stage Company) as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated from March 12, 2004 (Date of Inception) to February 28, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP
-----------------------
CHARTERED ACCOUNTANTS

Vancouver, Canada

April 4, 2007

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                                            February 28,        February 28,
                                                                                2007                2006
                                                                                ----                ----
                                           ASSETS

CURRENT ASSETS
   Cash                                                                  $         49,791     $         23,282
   Prepaid expenses                                                                   285                    -
                                                                         ----------------     ----------------
Total Assets                                                             $         50,076     $         23,282
                                                                         ================     ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued liabilities (Note 4)                                          $         20,700     $          1,500
   Due to related party (Note 6(a))                                                     -                1,227
                                                                         ----------------     ----------------
Total Current Liabilities                                                          20,700                2,727
                                                                         ----------------     ----------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        14,250,000 and 9,950,000 common shares, respectively                       14,250                9,950
Additional paid in capital                                                         99,750               18,050
Donated capital (Notes 6(b) and (c))                                                5,650                3,850
Deficit accumulated during the exploration stage                                  (90,274)             (11,295)
                                                                         ----------------     ----------------
Total Stockholders' Equity                                                         29,376               20,555
                                                                         ----------------     ----------------
Total Liabilities and Stockholders' Equity                               $         50,076     $         23,282
                                                                         ================     ================





   The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                                                                                                     Accumulated from
                                                             For the year         For the year        March 12, 2004
                                                                ended                ended         (Date of Inception)
                                                             February 28,         February 28,       to February 28,
                                                                 2007                 2006                 2007
                                                                 ----                 ----                 ----
Revenue                                                  $              -      $             -     $               -
                                                         ----------------      ---------------     ------------------

Expenses
  Consulting                                                        8,000                    -                 8,000
  Donated rent (Note 6(b))                                          1,800                1,650                 3,450
  General and administration expenses                              32,098                  765                33,616
  Impairment loss on mineral property (Note 3)                          -                2,500                 2,500
  Legal                                                            23,000                1,500                25,500
  Management services (Note 6(c))                                   9,000                2,200                11,200
  Mineral property costs (Note 3)                                   5,081                1,927                 7,008
                                                         ----------------      ---------------     ------------------
Total Expenses                                                     78,979               10,542                90,274
                                                         ----------------      ---------------     ------------------

Net loss for the period                                   $       (78,979)     $       (10,542)    $        ( 90,274)
                                                         ================      ===============     ==================
Basic and diluted loss per share                          $         (0.01)     $             -
                                                         ================      ===============

Weighted average number of shares outstanding                  10,869,000            2,513,000
                                                         ================      ===============



    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)

                                                                                                    Accumulated from
                                                          For the year         For the year       March 12, 2004 (Date
                                                             ended                 ended            of Inception) to
                                                          February 28,         February 28,           February 28,
                                                              2007                 2006                   2007
                                                              ----                 ----                   ----
OPERATING ACTIVITIES
   Net loss                                            $         (78,979)   $          (10,542)   $          (90,274)
   Adjustment to reconcile net loss to net cash used
     in operating and investing activities
       Donated management services                                     -                 2,200                 2,200
       Donated rent                                                1,800                 1,650                 3,450
       Impairment loss on mineral property                             -                 2,500                 2,500
   Change in operating assets and liabilities
       Prepaid expenses                                             (285)                    -                 (285)
       Accounts payable                                                -                  (553)                    -
       Accrued liabilities                                        19,200                 1,500                20,700
                                                        ----------------     -----------------     -----------------
Net cash used in operating activities                            (58,264)               (3,245)              (61,709)
                                                        ----------------     -----------------     -----------------
INVESTING ACTIVITIES
   Acquisition of mineral property                                     -                (2,500)               (2,500)
                                                        ----------------     -----------------     -----------------
Net cash used in investing activities                                  -                (2,500)               (2,500)
                                                        ----------------     -----------------     -----------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                         86,000                28,000               114,000
   Advances from a related party                                       -                 1,027                     -
   Repayments to a related party                                  (1,227)                    -                     -
                                                        ----------------     -----------------     -----------------
Net cash provided by financing activities                         84,773                29,027               114,000
                                                        ----------------     -----------------     -----------------
INCREASE IN CASH                                                  26,509                23,282                49,791

CASH, BEGINNING OF THE PERIOD                                     23,282                     -                     -
                                                        ----------------     -----------------     -----------------
CASH, END OF THE PERIOD                                $          49,791    $           23,282    $           49,791
                                                        ================     =================     =================

Supplemental cash flow information:
     Interest paid                                     $               -    $                -    $                -
                                                        ================     =================     =================

     Income taxes paid                                 $               -    $                -    $                -
                                                        ================     =================     =================




    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
   For the Period from March 12, 2004 (Date of Inception) to February 28, 2007
                           (Expressed in U.S. dollars)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Additional                During the
                                                       Common Shares           Paid-in      Donated    Exploration
                                                -----------------------------
                                                    Number       Par Value     Capital      Capital       Stage        Total
                                                    ------       ---------     -------      -------       -----        -----
Balance, March 12, 2004 (Date of Inception)                -  $        -   $         -  $        -   $          -  $        -
Net loss for the period                                    -           -             -           -           (753)       (753)
                                                ------------  ----------    ----------  ----------   ------------  -----------
Balance, February 28, 2005                                 -           -             -           -           (753)       (753)
Common shares issued for cash:
 - at $0.001 per share                             9,000,000       9,000             -           -              -       9,000
 - at $0.02 per share                                950,000         950        18,050           -              -      19,000
Donated services                                           -           -             -       3,850              -       3,850
Net loss for the year                                      -           -             -           -        (10,542)    (10,542)
                                                ------------  ----------    ----------  ----------   ------------  -----------
Balance, February 28, 2006                         9,950,000       9,950        18,050       3,850        (11,295)     20,555
Common shares issued for cash:
 - at $0.02 per share                              4,300,000       4,300        81,700           -              -      86,000
Donated services                                           -           -             -       1,800              -       1,800
Net loss for the year                                      -           -             -           -        (78,979)    (78,979)
                                                ------------  ----------    ----------  ----------   ------------  -----------
Balance, February 28, 2007                        14,250,000  $   14,250   $    99,750  $    5,650   $    (90,274) $  29,376
                                                ============  ==========    ==========  ==========   ============  ===========


    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006
                           (Expressed in U.S. dollars)


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

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. At February 28, 2007, the Company has incurred an accumulated deficit of $90,274 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from related parties, and/or issuance of common shares.

              The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on November 29, 2006. The Company is currently trading on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol `WDNP.OB'.


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

              Mineral Property
              ----------------

              The Company has been in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006
                           (Expressed in U.S. dollars)

Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

              The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash, accrued liabilities, and amounts due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Comprehensive Loss
              ------------------
              SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006
                           (Expressed in U.S. dollars)

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

              Recent Accounting Pronouncements
              --------------------------------
              In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006
                           (Expressed in U.S. dollars)

Note 2        Summary of Significant Accounting Policies (continued)
              ------------------------------------------

              Recent Accounting Pronouncements (continued)
              ---------------------------------

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

              In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006
                           (Expressed in U.S. dollars)

Note 3        Mineral Property
              ----------------
              Indy Claims Group
              -----------------

              Pursuant to a mineral property purchase agreement (the "Agreement") dated June 24, 2005, the Company acquired a 100% undivided right, title and interest in two mineral claims, known as "Indy Claims Group", located in the Province of British Columbia, Canada for cash payment of $2,500. During the year ended February 28, 2006, the Company also incurred $1,927 of mineral property costs. Since the mineral claims have no established proven or provable reserves, the acquisition costs of $2,500 were charged to operations during the year ended February 28, 2006. During the year ended February 28, 2007, the Company incurred $5,081 of mineral property costs.

              Pursuant to the Agreement, the property is held in trust by the vendor on behalf of the Company. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder. At February 28, 2007, the title to the Property has not been recorded in the name of the Company.


Note 4        Accrued Liabilities
              -------------------
              As at  February 28, 2007,  the Company owed $20,700 (2006: $1,500)
              for professional fees.


Note 5        Common Shares
              -------------

              a) On  December 12, 2006,  the  Company  issued  4,300,000  common shares of the Company at $0.02 per common share for proceeds of $86,000.

              b) On February 28, 2006, the Company issued 950,000 common  shares at $0.02 per common share for proceeds of $19,000.

              c) On February 10,  2006,  the  Company  issued  5,000,000  common shares at $0.001 per common share for proceeds of $5,000.

              d) On October 4, 2005,  the Company issued 1,000,000 common shares at $0.001 per common share for proceeds of $1,000 to the President of the Company.

              e) On June 24, 2005, the Company issued 3,000,000 common shares at
                 $0.001 per common share for proceeds of $3,000 to the President of the Company.


Note 6        Related Party Transactions
              --------------------------
              a) During the year ended  February 28, 2007,  the  Company  repaid
                 $1,227 to the President of the Company. As at February 28, 2006, the Company was indebted to the President of the Company for $1,227 relating to funds advanced for working capital purposes.

              b) Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. For the year ended February 28, 2007, donated rent of $1,800 (2006: $1,650) was charged to operations and treated as donated capital.

Note 6        Related Party Transactions (continued)
              --------------------------
              c) From April 1, 2005 to February 28, 2006, the President  of  the
                 Company provided management services to the Company with a fair value of $200 per month, which was recorded as donated capital. Commencing March 1, 2006 to August 31, 2006, the President of the Company discontinued donated services and provided management services at $500 per month for a total of $3,000. Commencing September 1, 2006, the fair value of management services was increased to $1,000 per month reflective of additional hours for service provided by the President of the Company. For the year ended February 28, 2007, management services of $9,000 was recorded by the Company.

              d) During the year ended February 28, 2007, the President  of  the
                 Company advanced $15,050 to the Company for working capital purposes which was repaid during the year.


Note 7        Income Taxes
              ------------
              Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $84,624, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended February 28, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $27,000 and $2,600 respectively.

              The components of the net deferred tax asset at February 28, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

                                          February 28,         February 28,
                                              2007                 2006
                                               $                    $

Net Operating Losses                        84,620               7,450

Statutory Tax Rate                            35%                  35%

Effective Tax Rate                             -                    -

Deferred Tax Asset                          29,600               2,600

Valuation Allowance                        (29,600)             (2,600)
------------------------------------------------------------------------------

Net Deferred Tax Asset                        -                    -
------------------------------------------------------------------------------

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
------------------------       -------
Ekaterina Popoff                 23
Vladimir Barinov                 50

Executive Officers:

Name of Officer            Age         Office
---------------------    --------      ----------------------------------------
Ekaterina Popoff           23          President, Secretary, Treasurer and
                                       Chief Executive Officer

Vladimir Barinov           50          Secretary, Treasurer and Chief Financial
                                       Officer


Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Ms Ekaterina Popoff
-------------------

Ms. Ekaterina Popoff has acted as our President, CEO, Secretary and Treasurer since April 2, 2004. From 2002 to 2005, Ms. Popoff worked for Lancashire Finance Ltd., a private British Columbia technology company. From 2002 to 2004, she provided administrative services. In 2004, her position changed to provide event planning for the company, both locally and abroad, as well as serving as one of the company's senior managers.

From March 2004 to the present, Ms. Popoff operated a private company involved in the business of providing corporate management services and consulting to private clients in British Columbia, Canada. Since September 2001, Ms. Popoff has been enrolled as a student at the University of British Columbia in Vancouver, British Columbia.

Ms. Popoff does not have any professional training or technical credentials in the exploration, development and operation of mines.

Ms. Popoff intends to devote approximately twenty five percent of her business time to our affairs.

Vladimir Barinov
----------------

Vladimir Barinov graduated from the College of Mechanical Engineers in Moscow, Russia in 1973. He was employed by First Moscow Watch Factory, the leading Russian watch and mechanical movements manufacturer. From 1992 to 1997, he was a self-employed watchmaker and provided engineering consulting services to various manufacturing companies in Montreal, Canada. From 1997 to present, he has been employed as a watchmaker at Time and Gold, a Vancouver, BC company, where he is a repair expert in high end, vintage and rare watches. He also provides mechanical engineering expertise to various clients on a contractual basis.

Vladimir expects to devote approximately twenty percent of his time to the company's affairs.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended February 28, 2007, 2006 and 2005.

                          Annual Compensation

                                       Other  Restricted Options/ LTIP    Other
                                                  Stock *  SARs  payouts
Comp
Name      Title     Year   Salary   Bonus   Comp. Awarded   (#)   ($)
-------------------------------------------------------------------------------
Ekaterina Pres.     2007     $0      $0    $9,000      0     0     0         0
Popoff    CEO,      2006     $0      $0    $2,200      0     0     0         0
          Dir.      2005     $0      $0    $0          0     0     0         0

Vladimir  Sec.,     2007     $0      $0    $3,000      0     0     0         0
Barinov   Treasurer,
          CFO,
          Director


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Ekaterina Popoff                              Nil                      Nil                         Nil

(President, Chief Executive Officer
and Director)

Vladimir Barinov
                                              Nil                      Nil                         Nil
(Secretary, Treasurer, and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our shares of common stock at April 4, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

     TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
------------------------- -------------------------------- ---------------------------- ---------------------------
Common                    Ekaterina Popoff                          4,000,000                     28.00%
------------------------- -------------------------------- ---------------------------- ---------------------------

Directors and Officers                                                                            28.00%
as a Group

The percent of class is based on 14,250,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended February 28, 2007:

a) During the year ended February 28, 2007, the Company repaid $1,227 to the President of the Company. As at February 28,
                  2006, the Company was indebted to the President of the Company for $1,227 relating to funds advanced for working capital purposes.

b) Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. For the year ended February 28, 2007, donated rent of $1,800 (2006: $1,650) was charged to operations and treated as donated capital.

c) From April 1, 2005 to February 28, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month, which was recorded as donated capital. Commencing March 1, 2006 to August 31, 2006, the President of the Company discontinued donated services and provided management services at $500 per month for a total of $3,000. Commencing September 1, 2006, the fair value of management services was increased to $1,000 per month reflective of additional hours for service provided by the President of the Company. For the year ended February 28, 2007, management services of $9,000 was recorded by the Company.

d) During the year ended February 28, 2007, the President of the Company advanced $15,050 to the Company for working capital purposes which was repaid during the year.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended February 28, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott, Chartered Accountants, and our former billed the following fees for the services indicated:

                                            Fiscal year-ended
                             February 28, 2007             February 28, 2006

Audit fees                       $9,250                          $4,500
Audit-related fees                Nil                              Nil
Tax fees                          Nil                             1,300
All other fees                    Nil                              Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2007
                             WILDON PRODUCTIONS INC.

                             /s/ Ekaterina Popoff
                             ---------------------------
                             Ekaterina Popoff
                             President, Chief Executive Officer and Director (Principal Executive Officer)

                             /s/ Vladimir Barinov
                             ---------------------------
                             Vladimir Barinov
                             Secretary, Treasurer and Director
                             (Principal Financial Officer and
                             Principal Accounting Officer)