Form 10KSB/A
period 2007-02-28
WILDON PRODUCTIONS INC
filed 2007-05-18
CIK 1284453

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended February 28, 2007
                                             -----------------
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from          to
                                   ----------   ----------

                       Commission file number: 333-133936
                                               ----------

                             WILDON PRODUCTIONS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



            Nevada                                  68-0634458
--------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                              702-3071 Glen Drive,
                   Vancouver, British Columbia, Canada V3B 7R1
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 725-5214
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

                                            Name of each exchange on which
       Title of each class                            registered

              None                                       None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [X]  No [ ]

State issuer's revenues for its most recent fiscal year:      Nil
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $114,000 as at May 18, 2007
                           ---------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                14,250,000 shares of common stock at May 18, 2007
                -------------------------------------------------

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes[ ]   No [X]
--------------------------------------------------------------------------------

In this report, references to "we", "us" or "our" collectively refer to Wildon Productions Inc.

                                EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-KSB/A to Wildon Productions Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 (the "Original Filing"), which was filed with the Securities and Exchange Commission on April 13, 2007, is being filed to amend the Original Filing as follows:

                - The cover page is amended to indicate that the Company has no securities registered under Section 12(g) of the Securities Exchange Act of 1934 and to otherwise conform the cover page to the requirements of Form 10-KSB.

                - The heading of Item 5 is amended to conform to the amendments to Form 10-KSB which are effective for reports files with respect to fiscal years ending on or after December 15, 2006.

                - The heading of Item 9 is amended to conform to the amendments to Form 10-KSB which are effective for reports files with respect to fiscal years ending on or after December 15, 2006 and the disclosure set forth in Item 9 has been amended to (a) correct information with respect to the positions held by the Company's executive office (b) add disclosure regarding the filing of reports under section 16(a) of the Securities Exchange Act of 1934 which was previously contained in Item 10 and (c) properly reflect the rules adopted in the executive compensation releases in Release Nos. 33-8732A and 33-8765.

                - Item 10. Executive Compensation is amended to properly reflect the rules adopted in the executive compensation releases in Release Nos. 33-8732A and 33-8765 and to delete the information regarding Section 16(a) reports which was added to Item 9.

                - The heading of Item 11 is amended to conform to the amendments to Form 10-KSB which are effective for reports files with respect to fiscal years ending on or after December 15, 2006 and disclosure has been added in Item 11 to indicate that the Company has no securities authorized for issuance under equity compensation plans.

                - The heading of Item 12 is amended to conform to the amendments to Form 10-KSB which are effective for reports files with respect to fiscal years ending on or after December 15, 2006 and disclosure has been added in Item 12 to indicate that none of the Company's directors are independent.

                -    Item 13 has been added to incorporate Exhibits 3.1, 3.2 and
                     10.1 by reference to a prior filing.

                 As a result of these amendments, the certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

          Except for the amendments described above and certain other minor technical corrections, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.
--------------------------------------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                            Page

ITEM   1:  DESCRIPTION OF BUSINESS.............................................4
ITEM   2:  DESCRIPTION OF PROPERTY............................................12
ITEM   3:  LEGAL PROCEEDINGS..................................................12
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13
ITEM   7:  FINANCIAL STATEMENTS...............................................14
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES..........................................27
ITEM  8A:  CONTROLS AND PROCEDURES............................................27
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......27
ITEM  10:  EXECUTIVE COMPENSATION.............................................29
ITEM  11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....31
ITEM  12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................32
ITEM  13:  EXHIBITS AND REPORTS...............................................32
ITEM  14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 33

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

Employees

We have no employees as of the date of this report other than our two directors.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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


ITEM 7:  FINANCIAL STATEMENTS


                                                             Page
                                                             ----
BALANCE SHEETS                                               F-3

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

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

MANNING  ELLIOTT                            11th floor, 1050 West Pender Street,
                                            Vancouver, BC,Canada V6E 3S7

CHARTERED ACCOUNTANTS                       Phone: 604.714.3600 Fax:604.714.3669
                                            Web: manningelliott.com



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

/s/ MANNING ELLIOTT LLP
-----------------------
CHARTERED ACCOUNTANTS

Vancouver, Canada

April 4, 2007

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. dollars)

                                                                            February 28,        February 28,
                                                                                2007                2006
                                                                                ----                ----
                                           ASSETS
                                          -------
CURRENT ASSETS
   Cash                                                                  $         49,791     $         23,282
   Prepaid expenses                                                                   285                    -
                                                                           --------------       --------------
Total Assets                                                             $         50,076     $         23,282
                                                                           ==============       ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES
   Accrued liabilities (Note 4)                                          $         20,700     $          1,500
   Due to related party (Note 6(a))                                                     -                1,227
                                                                           --------------       --------------
Total Current Liabilities                                                          20,700                2,727
                                                                           --------------       --------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
Capital stock
     Authorized:
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding:
        14,250,000 and 9,950,000 common shares, respectively                       14,250                9,950
Additional paid in capital                                                         99,750               18,050
Donated capital (Notes 6(b) and (c))                                                5,650                3,850
Deficit accumulated during the exploration stage                                  (90,274)             (11,295)
                                                                           --------------        -------------
Total Stockholders' Equity                                                         29,376               20,555
                                                                           --------------        -------------
Total Liabilities and Stockholders' Equity                               $         50,076     $         23,282
                                                                           ==============        =============





    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. dollars)

                                                                                                     Accumulated from
                                                             For the year         For the year        March 12, 2004
                                                                ended                ended         (Date of Inception)
                                                             February 28,         February 28,       to February 28,
                                                                 2007                 2006                 2007
                                                                 ----                 ----                 ----
Revenue                                                  $               -     $              -    $               -


Expenses
  Consulting                                                         8,000                    -                8,000
  Donated rent (Note 6(b))                                           1,800                1,650                3,450
  General and administration expenses                               32,098                  765               33,616
  Impairment loss on mineral property (Note 3)                           -                2,500                2,500
  Legal                                                             23,000                1,500               25,500
  Management services (Note 6(c))                                    9,000                2,200               11,200
  Mineral property costs (Note 3)                                    5,081                1,927                7,008
                                                            --------------       --------------        -------------
Total Expenses                                                      78,979               10,542               90,274
                                                            --------------       --------------        -------------
Net loss for the period                                   $        (78,979)    $        (10,542)    $        (90,274)
                                                            ==============       ==============        =============

Basic and diluted loss per share                          $          (0.01)    $              -
                                                            ==============       ==============

Weighted average number of shares outstanding                   10,869,000            2,513,000
                                                            ==============       ==============














    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. dollars)

                                                                                                    Accumulated from
                                                          For the year         For the year       March 12, 2004 (Date
                                                             ended                 ended            of Inception) to
                                                          February 28,         February 28,           February 28,
                                                              2007                 2006                   2007
                                                              ----                 ----                   ----
OPERATING ACTIVITIES
   Net loss                                            $         (78,979)   $         (10,542)    $         (90,274)
   Adjustment to reconcile net loss to net cash used
     in operating and investing activities
       Donated management services                                     -                2,200                 2,200
       Donated rent                                                1,800                1,650                 3,450
       Impairment loss on mineral property                             -                2,500                 2,500
   Change in operating assets and liabilities
       Prepaid expenses                                             (285)                   -                  (285)
       Accounts payable                                                -                 (553)                    -
       Accrued liabilities                                        19,200                1,500                20,700
                                                          --------------       --------------       ---------------
Net cash used in operating activities                            (58,264)              (3,245)              (61,709)
                                                          --------------       --------------       ---------------
INVESTING ACTIVITIES
   Acquisition of mineral property                                     -               (2,500)               (2,500)
                                                          --------------       --------------       ---------------
Net cash used in investing activities                                  -               (2,500)               (2,500)
                                                          --------------       --------------       ---------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                         86,000               28,000               114,000
   Advances from a related party                                       -                1,027                     -
   Repayments to a related party                                  (1,227)                   -                     -
                                                          --------------       --------------       ---------------
Net cash provided by financing activities                         84,773               29,027               114,000
                                                          --------------       --------------       ---------------
INCREASE IN CASH                                                  26,509               23,282                49,791

CASH, BEGINNING OF THE PERIOD                                     23,282                    -                     -
                                                          --------------       --------------       ---------------
CASH, END OF THE PERIOD                                $          49,791    $          23,282     $          49,791
                                                          ==============       ==============       ===============

Supplemental cash flow information:
     Interest paid                                     $               -    $               -     $               -
                                                          ==============       ==============       ===============

     Income taxes paid                                 $               -    $               -     $               -
                                                          ==============       ==============       ===============




    The accompanying notes are an integral part of these financial statements

                             WILDON PRODUCTIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
   For the Period from March 12, 2004 (Date of Inception) to February 28, 2007
                           (Expressed in U.S. dollars)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Additional                During the
                                                       Common Shares           Paid-in      Donated    Exploration
                                                -----------------------------
                                                    Number       Par Value     Capital      Capital       Stage        Total
                                                    ------       ---------     -------      -------       -----        -----

Balance, March 12, 2004 (Date of Inception)                  -  $        -   $         -  $       -   $          -   $       -
Net loss for the period                                      -           -             -          -          (753)       (753)
                                                    ----------   ---------    ----------   --------    -----------    --------
Balance, February 28, 2005                                   -           -             -          -          (753)       (753)
Common shares issued for cash:
 - at $0.001 per share                               9,000,000       9,000             -          -              -       9,000
 - at $0.02 per share                                  950,000         950        18,050          -              -      19,000
Donated services                                             -           -             -      3,850              -       3,850
Net loss for the year                                        -           -             -          -       (10,542)    (10,542)
                                                    ----------   ---------    ----------   --------    -----------    --------
Balance, February 28, 2006                           9,950,000       9,950        18,050      3,850       (11,295)      20,555
Common shares issued for cash:
 - at $0.02 per share                                4,300,000       4,300        81,700          -              -      86,000
Donated services                                             -           -             -      1,800              -       1,800
Net loss for the year                                        -           -             -          -       (78,979)    (78,979)
                                                    ----------   ---------    ----------   --------    -----------    --------
Balance, February 28, 2007                          14,250,000  $   14,250   $    99,750  $   5,650   $   (90,274)   $  29,376
                                                    ==========   =========    ==========   ========    ===========    ========





















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


Note 4        Accrued Liabilities
              -------------------
              As at February 28, 2007, the Company owed $20,700 (2006: $1,500)
              for professional fees.


Note 5        Common Shares
              -------------

              a) On December 12,2006,the Company issued 4,300,000 common shares of the Company at $0.02 per common share for proceeds of $86,000.

              b) On February 28, 2006, the Company issued 950,000 common shares at $0.02 per common share for proceeds of $19,000.

              c) On February 10,2006,the Company issued 5,000,000 common shares at $0.001 per common share for proceeds of $5,000.

              d) On October 4,2005, the Company issued 1,000,000 common shares at $0.001 per common share for proceeds of $1,000 to the President of the Company.

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

              The components of the net deferred tax asset at February 28, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

                                          February 28,         February 28,
                                              2007                 2006
                                               $                    $
              --------------------------------------------------------------
              Net Operating Losses           84,620               7,450
              Statutory Tax Rate               35%                  35%
              Effective Tax Rate                -                    -
              Deferred Tax Asset             29,600               2,600
              Valuation Allowance           (29,600)             (2,600)
              --------------------------------------------------------------

              Net Deferred Tax Asset            -                    -
              ==============================================================

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

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
---------------------          -------
Ekaterina Popoff                 23
Vladimir Barinov                 50

Executive Officers:

Name of Officer            Age         Office
---------------------    --------      ----------------------------------------
Ekaterina Popoff           23          President, and
                                       Chief Executive Officer

Vladimir Barinov           50          Secretary, Treasurer and Chief Financial
                                       Officer

Biographical Information
------------------------
Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Ms Ekaterina Popoff
-------------------
Ms.Ekaterina Popoff has acted as our President, CEO, Secretary and Treasurer since April 2, 2004. From 2002 to 2005, Ms. Popoff worked for Lancashire Finance Ltd., a private British Columbia technology company. From 2002 to 2004, she provided administrative services. In 2004, her position changed to provide event planning for the company, both locally and abroad, as well as serving as one of the company's senior managers.

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

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.
                                       28

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


ITEM 10:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2007 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Ekaterina Popoff, Chief Executive Officer   2007 $  0     0     0       0         0             0           9,000     $  9,000
Ekaterina Popoff, Chief Executive Officer   2006 $  0     0     0       0         0             0           2,200     $  2,200
Vladimir Barinov, Chief Financial Officer   2007 $  0     0     0       0         0             0           3,000     $  3,000


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                           Option Awards                                               Stock Awards
------------------------------------------------------------------------------------- ---------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)            ------------------  Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Securities       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Underlying       Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                   Unexercised         Options      Number of       (e)                That Have  of Stock   Number       Market
                     Options             (#)        Securities                            Not     That Have    of        or Payout
                       (#)         (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                   (Exercisable)         (c)        Unexercised                           (#)      Vested     Shares,     Unearned
                       (b)                           Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Ekaterina Popoff        0                  0             0            0        N/A         0       $   0        0            0
Vladimir Barinov        0                  0             0            0        N/A         0       $   0        0            0


DIRECTOR COMPENSATION TABLE


Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Ekaterina Popoff   9,000         0          0                 0                     0                     0             $   9,000
Vladimir Barinov   3,000         0          0                 0                     0                     0             $   3,000


Option Grants in 2007
      No options were granted during 2007.

Aggregated Option Exercises in 2007 and 2007 Year-End Option Values No options were exercised by our Officers or Directors during 2007.

Stock Incentive Plan - Awards in 2007
      During 2007, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
      No options were granted or payments made in compensation for services rendered to any Wildon Productions directors, with the exception of a $9,000 incurred with the Company's President, Ekaterina Popoff, for management services provided during the year and $3,000 incurred with the Company's CFO, Vladimir Barinov, for consulting services provided during the year.


Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
----------------------------------------------------------------------------------------------------------------
Ekaterina Popoff                              Nil                      Nil                         Nil
(President, Chief Executive Officer
and Director)

Vladimir Barinov                              Nil                      Nil                         Nil
(Secretary, Treasurer, and Director)
----------------------------------------------------------------------------------------------------------------

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 15, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.


  TITLE OF CLASS       NAME OF BENEFICIAL OWNER     SHARES OF COMMON STOCK       PERCENT OF CLASS
--------------------------------------------------------------------------------------------------
Common                 Ekaterina Popoff                   4,000,000                     28.00%
--------------------------------------------------------------------------------------------------
Directors and Officers                                    4,000,000                     28.00%
as a Group

The percent of class is based on 14,250,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

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

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

ITEM 13:  EXHIBITS

  3.1   Articles of Incorporation*
  3.2   By-laws*
 10.1   Mineral Property Purchase Agreement dated June 24, 2005*
 31.1   Certification pursuant to Rule 13a-14(a) under the Securities
        Exchange Act of 1934
 31.2   Certification pursuant to Rule 13a-14(a) under the Securities
        Exchange Act of 1934
 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form SB-2 on May 9, 2006.

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

Dated: May 18, 2007
                                WILDON PRODUCTIONS INC.

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