Form 10QSB
period 2007-05-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2007-07-23
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	68-0634458 (IRS Employer Identification Number)

1000 Industrial Way North, Suite C
Toms River, New Jersey 08755
(Address of principal executive offices)

(732) 281-1355
(Issuer’s telephone number)

Wildon Productions Inc.
702-3071 Glen Drive
Coquitlam, British Columbia
Canada V3B 7R1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,825,405 Shares of $0.001 par value Common Stock outstanding as of July 17_, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes ☐ No ☒

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited)

	May 31,	February 28,
	2007	2007

ASSETS

CURRENT ASSETS
Cash	$14,864	$49,791
Prepaid expenses	-	285

Total Assets	$14,864	$50,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,120	$-
Accrued liabilities (Note 4)	20,000	20,700
Due to related party (Note 5(a))	1,012	-

Total Current Liabilities	25,132	20,700

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized:
50,000,000 common shares, $0.001 par value,
Issued and outstanding:
2,035,714 common shares	2,035	2,035
Additional paid in capital	111,965	111,965
Donated capital (Notes 5(c) and (d))	6,100	5,650
Deficit accumulated during the exploration stage	(130,368)	(90,274)

Total Stockholders’ Equity (Deficit)	(10,268)	29,376

Total Liabilities and Stockholders’ Equity (Deficit)	$14,864	$50,076

The accompanying notes are an integral part of these financial statements.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

	For the three months ended May 31,		Accumulated from March 12, 2004 (Date of Inception) to May 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Consulting	800	-	8,800
Donated rent (Note 5(c))	450	450	3,900
General and administration expenses	24,324	7,072	57,940
Impairment loss on mineral property (Note 3)	-	-	2,500
Legal	11,520	-	36,020
Management services (Note 5(d))	3,000	1,500	14,200
Mineral property costs (Note 3)	-	-	7,008

Total Expenses	40,094	9,022	130,368

Net loss for the period	$(40,094)	$(9,022)	$(130,368)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	2,035,700	1,421,400

The accompanying notes are an integral part of these financial statements.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	For the three months Ended May 31,		Accumulated from March 12, 2004 (Date of Inception) to May 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss for the period	$(40,094)	$(9,022)	$(130,368)
Adjustment to reconcile net loss to net cash used in operating and investing activities
Donated management services	-	-	2,200
Donated rent	450	450	3,900
Impairment loss on mineral property	-	-	2,500
Change in operating assets and liabilities
Prepaid expenses	285	-	-
Accounts payable	4,120	-	4,120
Accrued liabilities	(700)	-	20,000

Net cash used in operating activities	(35,939)	(8,572)	(97,648)

INVESTING ACTIVITIES
Acquisition of mineral property	-	-	(2,500)

Net cash used in investing activities	-	-	(2,500)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	114,000
Advances from a related party	1,012	1,015	1,012

Net cash provided by financing activities	1,012	1,015	115,012

INCREASE (DECREASE) IN CASH	(34,927)	(7,557)	14,864

CASH, BEGINNING OF THE PERIOD	49,791	23,282	-

CASH, END OF THE PERIOD	$14,864	$15,725	$14,864

Supplemental cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 1	Nature and Continuance of Operations

Visual Management Systems, Inc. (formerly Wildon Productions Inc.) (the “Company”) was incorporated in the State of Nevada on March 12, 2004 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at May 31, 2007, the Company has a working capital deficit of $10,268 and incurred an accumulated deficit of $130,368 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from related parties and/or issuance of common shares.

On June 15, 2007, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Visual Management Systems Holding Inc. (“VMS”), a New Jersey corporation, and VMS Acquisition Corp (“the Acquisition Corp.”)., a New Jersey corporation and a wholly-owned subsidiary of VMS. Under the terms of the Merger Agreement, the Acquisition Corp. merged with and into VMS (the “Merger”). The Company acquired 100% of the outstanding common shares of VMS in exchange for issuing shares of the Company’s common shares to shareholders of VMS at a ratio of 0.5 shares of the Company’s common shares for each outstanding common share of VMS at the effective time of the Merger. As a result of the acquisition, the former shareholders of VMS became the majority shareholders of the Company. As a result, the Company changed its corporate name to Visual Management Systems Inc. and effected a 1-for-7 reverse split of its’ common shares.

The Merger Agreement requires that, concurrent with the closing of the Merger, the Company will offer units of a Confidential Private Placement Memorandum (the “Private Placement”) to raise a minimum of $2,500,000 and maximum of $5,000,000. Under the terms of the Private Placement, each unit will consist of one share of Series A Preferred Stock and one warrant to purchase 1,000 shares of common stock at an exercise price of $3.50 per common stock. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at a conversion price of $2.50 per share.

On July 17, 2007, the Company finalized the Merger and acquired 100% of the common shares of VMS and issued 5,218,000 split-adjusted common shares of the Company. In addition, the Company completed the initial closing of its’ Private Placement by issuing 481 units at $2,500 per unit for proceeds of $1,000,000, net of offering costs and commissions of $202,500.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 1	Nature and Continuance of Operations (continued)

Systems, Inc. and effect a 1-for-7 reverse split of its Common Stock upon or prior to the effectiveness of the Merger.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property

The Company has been in the exploration stage since its inception on March 12, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued liabilities, and amounts due to a related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 2	Summary of Significant Accounting Policies (continued)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

Recent Accounting Pronouncements

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 2	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this policy did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 2	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this policy did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 3	Mineral Property (continued)

Indy Claims Group (continued)

established proven or provable reserves, the acquisition costs of $2,500 were charged to operations during the year ended February 28, 2006. As at May 31, 2007 the Company incurred $7,008 of mineral property costs.

The Property is held in trust by the vendor on behalf of the Company. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder. At May 31, 2007, the title to the Property has not been recorded in the name of the Company.

Note 4	Accrued Liabilities

As at May 31, 2007, the Company owed $20,000 (2006 - $1,500) for professional fees. Subsequent to May 31, 2007, the Company paid $20,000 for professional fees.

Note 5	Related Party Transactions

a)	During the three months ended May 31, 2007, the President of the Company advanced $1,012 to the Company for working capital purposes, which is unsecured, non-interest bearing, and due on demand.

b)	During the period ended May 31, 2007, the Company paid $5,000 for filing fees, and $2,000 for accounting and consulting fees to private companies controlled by the President of the Company.

c)
Commencing April 1, 2005, the President of the Company provided office space to the Company with a fair value of $150 per month. For the three months ended May 31, 2007, donated rent of $450 (2006: $450) was charged to operations and treated as donated capital.

d)
From April 1, 2005 to February 28, 2006, the President of the Company provided management services to the Company with a fair value of $200 per month, which was recorded as donated capital. Commencing March 1, 2006 to August 31, 2006, the President of the Company discontinued donated services and provided

VISUAL MANAGEMENT SYSTEMS, INC.
(formerly Wildon Productions, Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

Note 5	Related Party Transactions (continued)

management services at $500 per month for a total of $3,000. Commencing September 1, 2006, the fair value of management services was increased to $1,000 per month reflective of additional hours for service provided by the President of the Company. For the three months ended May 31, 2007, management services of $3,000 was recorded by the Company.

Note 6	Subsequent Events

a)
Subsequent to May 31, 2007, the President of the Company advanced $14,000 to the Company for working capital purposes. These funds were used to pay for professional fees outstanding as of May 31, 2007.

b)
On June 15, 2007, the Company, Visual Management Systems Holding, Inc., a New Jersey corporation ("VMS") and VMS Acquisition Corp., a New Jersey corporation ("Acquisition Corp.") and a wholly-owned subsidiary of the Company, entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") pursuant to which, on July 17, 2007, Acquisition Corp. was merged with and into VMS, with VMS surviving as a wholly-owned subsidiary of the Company (the "Merger"). The Company acquired all of the outstanding capital stock of VMS in exchange for issuing shares of the Company's common stock, par value $0.001 per share (the "Common Stock") to VMS' stockholders at a ratio of 0.50 shares of Common Stock for each share of VMS common stock outstanding at the effective time of the Merger. As a result of the acquisition, the former shareholders of VMS became the majority shareholders of the Company. In connection with the Merger, the Company changed its corporate name to Visual Management Systems, Inc. and effected a 1-for-7 reverse split of its common shares.

The Merger Agreement requires that, concurrent with the closing of the Merger, the Company complete the initial closing of an offering of units (the “Private Placement”) pursuant to a Confidential Private Placement Memorandum, as amended, to raise a minimum of $1,000,000 and maximum of $7,500,000. Under the terms of the Private Placement, each unit consists of one share of Series A Preferred Stock and one warrant to purchase 1,000 shares of common stock at an exercise price of $3.50 per common stock. Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at a conversion price of $2.50 per share.

c)
On July 9, 2007, the Company effected a 1-for-7 reverse stock split of its’ authorized, issued, and outstanding common stock and amended it certificate of incorporation as a condition of the Merger. As a result, the authorized share capital decreased from 75,000,000 common shares with a par value of $0.001 per common share to 50,000,000 common shares with a par value of $0.001 per common share. The issued and outstanding common shares decreased from 14,250,000 common shares to 2,035,714 common shares. On the same date, the Company increased its’ authorized capital to include 10,000,000 preferred shares. All common share amounts have been retroactively adjusted for all periods presented.

d)
On July 17, 2007, the Company finalized the Merger and acquired 100% of the common shares of VMS and issued 5,218,000 split-adjusted common shares of the Company. In addition, the Company completed the initial closing of its’ Private Placement by issuing 481 units at $2,500 per unit for proceeds of $1,000,000, net of offering costs and commissions of $202,500. Subsequent to the Merger, certain shareholders of the Company forfeited 476,429 split-adjusted shares which were returned to Treasury.

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

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation," regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

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

On July 17, 2007, the Company acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. (“VMS”) in connection with the merger of a wholly owned subsidiary of the Company with and into VMS (the “Merger”), and the former stockholders of VMS were issued 5,218,000 shares of common stock of the Company. In connection with the Merger, the Company changed its name to Visual Management Systems, Inc. Simultaneously with the closing of the Merger, the Company completed the initial closing of a private placement (the “Private Placement”) of units (the “Units”), with each Unit consisting of one share of Series A Convertible Preferred Stock and a warrant to purchase 1000 shares of Common Stock of an exercise price of $3.50 per share. Gross proceeds from the initial closing of the private placement were $1,202,500 and net proceeds to the Company, after deduction of offering expenses and commissions paid at the initial closing, were $1,000,000. Pursuant to the terms of the Private Placement, the Company may sell an additional $6,297,500 of Units, plus an additional $750,000 of Units if the over-allotment option granted to the Placement Agent is exercised. See Item 5 below for additional information with respect to the Merger and Private Placement.

Upon the effectiveness of the Merger, the Company succeeded to the business of VMS which will be continued as its sole line of business.

Results of Operations For Period Ended May 31, 2007

We did not earn any revenues during the three-month period ended May 31, 2007. During the period ended May 31, 2007, we incurred operating expenses in the amount of $40,094, compared to operating expenses of $9,022 incurred during the same period in fiscal 2006. These operating expenses were comprised of consulting fees of $800 (2006: $Nil), management services of $3,000 (2006: $1,500), general and administration costs of $24,324 (2006: $7,072), rent of $450 (2006: $450), and legal fees of $11,520 (2006: $Nil). The increase in operating expenses during the three months ended May 31, 2007, compared to the same period in fiscal 2006, was mainly due to the increase in consulting fees, management fees, general and administration costs, and legal fees.

As at May 31, 2007, the Company had $14,864 in cash and liabilities totaling $25,132 for a working capital deficit of $10,268 compared to the working capital of $29,376 as at February 28, 2007.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

During the three months ended May 31, 2007, the President of the Company provided a $1,012 loan to the Company. The amount is unsecured, non-interest bearing, and payable on demand.

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

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. This evaluation was conducted by Ekaterina Popoff, our former chief executive officer, and Vladimir Barinov, our former principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Ekaterina Popoff, our former chief executive officer, and Vladimir Barinov, our former principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 2	Changes in Securities

Information with respect to changes in the Company’s securities was reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 15, 2007, the Company’s shareholders agreed by written consent executed by the holders of 7,800,000 shares of the Company’s Common Stock to:

•	approve the Merger;

•	approve the change of the corporate name from Wildon Productions Inc. to Visual Management Systems, Inc.;

•	approve the Company’s Equity Incentive Plan, which the Company adopted upon the closing of the Merger;

•	approve the one-for-seven Reverse Stock Split which became effective immediately prior to the Merger;

•
approve an Amended and Restated Certificate of Incorporation of the Company which (i) created a class of Preferred Stock, $.001 par value per share, of which 2,300 shares were designated as Series A Preferred Stock, (ii) effected the Reverse Stock Split, (iii) effected the change of the Company’s corporate name to Visual Management Systems, Inc. and (iv) limits the personal liability of directors and officers of the Company as permitted by Nevada law; and

•	take such other action as is necessary or appropriate to consummate the transactions consisting of the Merger, the Private Placement and related transactions.

Item 5.	Other Information

On June 15, 2007, the Company, a Nevada corporation, Visual Management Systems Holding, Inc., a New Jersey corporation and VMS Acquisition Corp., a New Jersey corporation and wholly owned subsidiary of the Company, entered into an Agreement of Merger and Plan of Reorganization pursuant to which Acquisition Corp. was merged on July 17, 2007 with and into VMS, with VMS surviving as a wholly owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of VMS in exchange for issuing shares of the Company’s Common Stock to VMS’ shareholders at a ratio of 0.50 shares of Common Stock for each share of VMS stock outstanding at the effective time of the Merger. In connection with the Merger, the Company changed its corporate name to Visual Management Systems, Inc.

Contemporaneous with the closing of the Merger, the Company sold to subscribers 481 units (the “Units”) pursuant to a Confidential Private Placement Memorandum dated March 30, 2007, with each Unit consisting of one (1) share of Series A Convertible Preferred Stock and a warrant to purchase 1,000 shares of Common Stock at an exercise price of $3.50 per share. Each share of Series A Convertible Preferred Stock has a $2,500 liquidation preference and is convertible into shares of Common Stock at a conversion price of $2.50 per share, subject to adjustment to protect against dilution under certain circumstances. The Company may sell up to an aggregate of 3,000 Units pursuant to the Private Placement, plus an additional 300 Units to cover over-allotments.

Upon the closing of the Merger, VMS became a wholly owned subsidiary of the Company. The former stockholders of VMS will own approximately 51.8% to 72.2% of the issued and outstanding Common Stock of the Company depending upon the number of Units purchased in the Private Placement and assuming the conversion of all of the Series A Convertible Preferred Stock sold in the Private Placement.

Item 6	Exhibits

Exhibit No.	Exhibits
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc. (Registrant)

Date: July __, 2007	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer

Date: July __, 2007	By:	/s/ Howard Herman
Howard Herman
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibits
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002