Form 10QSB
period 2007-08-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2007-10-25
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007.

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

As of October 22, 2007, there were 6,819,105 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes ☐   No ☒

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

Assets	08/31/07

Current assets
Cash	$41,152
Accounts receivable	410,715
Inventory	1,437,382
Prepaid expenses	75,720
Total current assets	1,964,969

Property and equipment - net	569,153
Equipment under capital leases - net	66,080
Deposits and other assets	123,047
Intangible assets - net	3,482

$2,726,731

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,150,960
Accrued expenses and other current liabilities	370,882
Deferred revenue	152,447
Sales tax payable	70,149
Current portion of long-term debt	83,806
Current portion of obligations under capital leases	20,778
Total current liabilities	2,849,022

Convertible notes payable	125,000
Long-term debt - net of current portion	459,325
Obligations under capital leases - net of current portion	40,130
Loans payable - stockholders	23,956

Commitments and contingencies

Stockholders' deficit
Preferred stock	1
Common stock	5,218
Additional paid-in-capital	5,175,377
Treasury stock, at cost	(150,000)
Accumulated deficit	(5,801,298)
Total stockholders' deficit	(770,702)

$2,726,731

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of this statement.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended August 31, 2007 and 2006

	2007	2006

Revenues - net	$2,826,185	$1,048,252

Cost of revenues	1,241,970	514,034

Gross margin	1,584,215	534,218

Operating expenses (including stock-based
compensation of $171,512 and $234,160
for 2007 and 2006, respectively)	2,764,784	879,865

Loss from operations	(1,180,569)	(345,647)

Other (income) expenses
Interest income	(234)	(13)
Interest expense	20,561	19,918
	20,327	19,905

Net loss	$(1,200,896)	$(365,552)

Basic earnings (loss) per share	$(0.13)	$(0.04)

Weighted average number of common
shares outstanding	9,053,126	9,790,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Six Months Ended August 31, 2007 and 2006

	2007	2006

Revenues - net	$4,455,774	$1,957,553

Cost of revenues	2,058,676	956,904

Gross margin	2,397,098	1,000,649

Operating expenses (including stock-based
compensation of $381,184 and $418,151
for 2007 and 2006, respectively)	4,389,029	1,689,093

Loss from operations	(1,991,931)	(688,444)

Other (income) expenses
Interest income	(234)	(97)
Interest expense	25,038	29,905
	24,804	29,808

Net loss	$(2,016,735)	$(718,252)

Basic earnings (loss) per share	$(0.23)	(0.07)

Weighted average number of common
shares outstanding	8,906,600	9,790,000

The accompanying Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(2,016,735)	$(718,252)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	41,404	35,253
Stock-based compensation	381,184	418,151
(Increase) decrease in operating assets
Accounts receivable	148,033	(48,759)
Inventory	(1,024,376)	25,147
Prepaid expenses and other assets	(66,541)	(28,208)
Other assets	(40,036)	(22,000)
Increase (decrease) in operating liabilities
Accounts payable	703,623	65,359
Accrued expenses and other current liabilities	167,836	62,413
Sales tax payable	34,902	23,178
Deferred revenue	152,447	-
Net cash used by operating activities	(1,518,259)	(187,718)

Cash flows from investing activities
Purchases of property and equipment	(75,140)	(3,577)

Cash flows from financing activities
Repayment of capital leases	(17,815)	(7,365)
Proceeds from convertible notes payable	125,000	250,000
Proceeds from the sale of common stock	122,105	-
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	1,265,500	-
Principal repayments of long-term debt	(67,284)	(65,939)
Proceeds from loans payable - stockholders	17,956	72,616
Net cash provided by financing activities	1,445,462	249,312

Change in cash	(147,937)	58,017

Cash
Beginning of period	189,089	36,241
End of period	$41,152	$94,258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

August 31, 2007 and 2006

1.    Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.  Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ending December 31, 2007.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2007 and the results of its operations for the six and three month periods ended August 31, 2007 and 2006, and cash flows for the six months ended August 31, 2007 are not necessarily indicative of results that may be expected for the entire year.

The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products.  The Company also sells, installs, upgrades and services Digital Video Recording Systems.  The Company is New Jersey-based and began operations in June 2003.

On July 17, 2007, Visual Management Systems, Inc. (formerly Wildon Productions Inc.) acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. in connection with the merger of its wholly owned subsidiary with and into Visual Management Systems Holding, Inc.  In connection with the merger, Wildon Productions Inc. changed its name to Visual Management Systems, Inc., effected a 1 for 7 reverse stock split and the former shareholders of Visual Management Systems Holding, Inc. received shares of common stock representing approximately 76.5% of Visual Management Systems, Inc.’s outstanding common stock after giving effect to the merger and the cancellation of 476,428 shares of common stock that were surrendered by a shareholder for cancellation at or about the time of the merger.  The transaction described above has been accounted for as a reverse merger (recapitalization) with Visual Management Systems Holding, Inc. being deemed the accounting acquirer and Visual Management Systems, Inc. (formerly Wildon Productions Inc.) being deemed the legal acquirer.  Accordingly, the historical  financial information presented in the financial statements is that of Visual Management Systems Holding, Inc. and its subsidiaries for periods prior to the merger and of the consolidated entities from the date of the merger and thereafter.  The basis of the assets and liabilities of Visual Management Systems Holding, Inc., the accounting acquirer, has been carried over in the recapitalization, and the financial statements have been adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

2.    Summary of Significant Accounting Policies

Significant accounting policies followed by Visual Management Systems, Inc. and its wholly-owned subsidiaries in the preparation of the accompanying consolidated financial statements are summarized below:

       Principles of Consolidation

The consolidated financial statements include the accounts of Visual Management Systems, Inc. and its wholly owned subsidiaries, All inter-company transactions and balances have been eliminated in consolidation.

       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

       Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances and trade receivables.  The Company invests its excess cash in highly liquid investments.  The Company’s customer base is principally comprised of financial institutions.  The Company does not require collateral from its customers.

       Accounts Receivable and Credit Policy

Accounts receivable are uncollateralized customer obligations due under normal trade terms, ordinarily requiring payment within 30 days from the invoice date.  Interest is not charged on unpaid receivables with invoice dates over 30 days old.

Accounts Receivable are stated in the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Management believes all accounts receivable to be fully collectible and, therefore, has not recorded an allowance as of August 31, 2007.

       Inventory

Inventory, which consists of digital video recorders, security cameras and related installation materials, is stated at the lower of cost or market value.  Cost is computed on the first-in, first-out method.

       Property and Equipment

Property and equipment are stated at cost.  Depreciation charges with respect to property and equipment have been made by the Company using accelerated methods based on the following estimated useful lives:

Estimated
Classification	Life (Years)

Computer hardware and software	5 – 7
Furniture and fixtures	7
Machinery and equipment	5 – 7
Vehicles	5

Expenditures for repairs and maintenance are charged to operations as incurred.  Expenditures for betterments and major renewals are capitalized and, therefore, are included in property and equipment.

Revenue Recognition

The Company generates revenues from the sale and installation of remote management loss prevention systems.  Revenue is recognized at the time of the installation.  Amounts billed in advance of the period which service is rendered are recorded as a liability under “Deferred revenue.”

Advertising

Advertising costs are expensed as incurred and approximated $24,711 and $8,641 for the three months ended August 31, 2007 and 2006, respectively, and $51,377 and $16,845 for the six months ended August 31, 2007 and 2006 respectively.

Income Taxes

Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.  The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year.  The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company’s income tax return for the period reported.

3.           Convertible Debt

In March 2007, the Company issued $125,000 of 8% convertible notes that were due on September 30, 2007.  Interest is payable at maturity.  The notes are convertible by the holder into shares of the Company’s common stock of $1.25 per share, which is subject to adjustment based on the provisions of the agreement.  The proceeds were primarily used for general corporate purposes.

4.           Long-Term Debt

Long-term debt at August 31 is as follows:

2007

Term loans payable, collateralized by vehicles, due in monthly installments ranging from $404 - $612, including interest at fixed rates ranging from 3.90% - 8.69% and maturing through
November, 2012	$395,713

Term loan payable – due in monthly installments of $794 including interest at a fixed rate of 8.61% and maturing October 2013. The loan is secured by the personal guarantee of the majority stock-
Holder.	44,136

Small Business Administration term loan due in monthly installments of $2,282 including interest at a fixed rate of 7.23% and maturing
January 2012.	103,282
543,131
Less: current portion	83,806
Long-term debt – net of current portion	$459,325

Aggregate maturities of long-term debt of the Company due within the next twelve month periods ending August 31 and thereafter, are approximately:

2008	$84,000
2009	124,000
2010	112,000
2011	98,000
2012	93,000
Thereafter	32,000
$543,000

Obligations Under Capital Leases

Obligations under capital leases at August 31 are as follows:

2007

Equipment leases – monthly payments ranging from $83 - $282,
Including interest between 15.33% - 19.03% and maturing through
June 2010.	$60,908

Less: current portion	20,778

Obligations under capital leases – net of current portion	$40,130

5.    Commitments and Contingencies

The Company conducts its operations from facilities in New Jersey, New York, Virginia and Ohio with leases expiring on January 31, 2009, April 30, 2010, November 30, 2009 and November 30, 2007 respectively.   Rent expense was $35,361 and $27,717 for the three months ended August 31, 2007 and 2006, respectively, and for the six months ended August 31, 2007 and 2006 was $70,721 and $55,433 respectively.

Minimum future rental payments under non-cancelable operating leases for each of the next five years ending August 31, 2008 and thereafter are approximately:

2008	$116,797
2009	73,342
2010	18,035
2011	--
2012	--
$208,174

6.           Stockholders’ Equity

Private Offering

As a condition to the merger between a subsidiary of Visual Management Systems, Inc. and Visual Management Systems Holding, Inc., Visual Management Systems, Inc. completed the initial closing of a private placement offering of units, with each unit consisting of one share of Series A Convertible Preferred Stock and a warrant to purchase 1,000 shares of common stock at an exercise price of $3.50 per share.  A total of 606.26 units were sold at the initial closing for total consideration of $1,515,648 and net proceeds, after deduction of commissions and expenses paid to the placement agent, of $1,265,500.

Warrants

In connection with the private offering described above, the Company issued warrants to acquire 481,000 shares of common stock at a price of $3.50 per share.  The warrants expire on July 17, 2012.  In addition, the Company issued to the placement agent for the private offering warrants to acquire 48,100 shares of common stock at an exercise price of $1.75 per share.  The placement agent warrants expire on July 17, 2012.

The Company issued warrants to acquire a total of 100,000 shares of common stock at an exercise price of $1.50 per share in connection with a private offering of convertible notes and warrants in March 2007.  These warrants expire in March 2011.

Series A Convertible Preferred Stock

The Company issued 606.26 shares of Series A Convertible Preferred Stock in the private placement described above.  Holders of Series A Convertible Preferred Stock are entitled at any time to convert their shares of Series A Convertible Preferred Stock into common stock, without any further payment therefore.  The number of shares of common stock into which each share of Series A Convertible Preferred Stock is convertible is determined by dividing $2,500 by the conversion price, which is initially $2.50.  As a result, each share of Series A Convertible Preferred Stock is initially convertible into 1,000 shares of common stock.  Holders of Series A Convertible Preferred Stock will be protected against dilution by adjustment of the conversion price in certain events, such as stock dividends, stock splits and other similar events.  If the Company issues any shares of its common stock (other than in connection with the exercise of stock options and warrants outstanding at the time of the private placement or the placement agent warrants or the conversion of convertible securities outstanding at the time of the private placement) for cash consideration of less than $2.50 per share or if the Company issues options, warrants (other than the placement agent warrants) or securities convertible into shares of common stock having an exercise price per share or conversion price of less than $2.50 per share, the conversion price will be adjusted to the price per share at which such new shares of common stock are issued or will be issued upon exercise of such options or warrants or conversion of such convertible securities.  Neither the issuance nor exercise or conversion of options, warrants or convertible securities issued in connection with acquisitions and strategic alliance will trigger an adjustment of the conversion price.

Holders of Series A Convertible Preferred Stock have no voting rights except as required by applicable law.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A Convertible Preferred Stock will be entitled to receive out of assets of the Company available for distribution to it shareholders, before any distribution is made to holders of its common stock (or any other securities ranging junior to the Series A Convertible Preferred Stock), liquidating distributions in an amount equal to $2,500 per share.  After payment of the full amount of the liquidating distributions to which the holders of the Series A Convertible Preferred Stock are entitled, holders of the Series A Convertible Preferred Stock will receive liquidating distributions pro rata with holders of common stock (or any other securities ranging on a parity with or junior to the Series A Convertible Preferred Stock to the extent required by the Company’s Certificate of Incorporation), based on the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible at the  conversion rate then in effect.

The Series A Convertible Preferred Stock is not redeemable by the Company  and the holders of the Series A Convertible Preferred Stock may not require the Company to redeem the Series A Convertible Preferred Stock.

Holders of Series A Convertible Preferred Stock are not entitled to receive dividends.

In connection with the private offering, the Company has agreed to use its best efforts to file a shelf registration statement (the “Resale Registration Statement”) with the SEC covering the resale of all shares issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants issued in connection with the private placement on or before the date which is sixty (60) days after the date of the final closing of the private placement.  The Company is obligated to maintain the effectiveness of the Resale Registration Statement from its effective date through and until forty-eight (48) months after the effective date.  In the event the Resale Registration Statement is not filed with the SEC on or prior to the date which is sixty (60) days after the date of the final closing of the private placement or declared effective within 120 days after the date of the final closing of the private placement, the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that the Resale Registration Statement is not so filed or effective.

The Company is required to use its best efforts to respond to any SEC comments to the Resale Registration Statement on or prior to the date which is twenty (20) business days from the date such comments are received.  In the event that the Company fails to respond to such comments within twenty (20) business days, the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that a response to the comments to such shelf registration statement has not been submitted to the SEC.

The aggregate increase in the number of shares issuable upon the conversion of the Series A Convertible Preferred Stock by reason of the failure to timely file the Resale Registration Statement, respond to SEC comments or have the Resale Registration Statement declared effective shall in no event exceed twenty percent (20%).

Stock Option Plan
The Company maintains a non-qualified stock option plan (the “Plan”) that provides for the awarding of stock options to selected employees and non-employees.  Options granted under the Plan become vested 50% one year from the date of grant and in full two years from the date of grant.  Options are exercisable immediately upon vesting.  No shares are reserved for the Plan and all shares are expected to be issued from authorized shares not yet outstanding, or from Treasury Stock, if available.

The Company estimated the fair value of each option award on the date of grant using the Black Scholes valuation model.  Assumptions about stock-price volatility have been estimated by management based upon the implied volatilities of publicly traded companies within the industry.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Forfeitures were estimated as management’s best approximation.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

August 31, 2007
Risk-free interest rate	2.97%
Expected volatility	150%
Expected life (in years)	10
Weighted-average estimated fair value of options granted during the year	$0.44

August 31, 2006
Risk-free interest rate	2.97%
Expected volatility	150%
Expected life (in years)	10
Weighted-average estimated fair value of options granted during the year	$0.44

The following table summarizes the activity under the Plan:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (yrs.)	Value

Balance, February 28, 2007	1,840,000	1.25	8.57	$1,302,523
Granted	303,000	1.25
Exercised	--	--
Lapsed	--	--
Balance, August 31, 2007	2,143,000	1.25	8.27	1,784,474

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including our ability to raise capital, national and local economic conditions, conditions and trends in the video surveillance and security industries in general, changes in interest rates, commercial acceptance of our products, the effect of government regulation on our operations and other factors described from time to time in filings with the Securities and Exchange Commission.

Overview

On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc.  In connection with the merger, we changed our corporate name from Wildon Productions, Inc. to Visual Management Systems, Inc. and the former shareholders of Visual Management Systems Holding, Inc. received shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger.  In addition, our board of directors was reconstituted at the effective time of the merger with designees of Visual Management Systems Holding, Inc. replacing our then current board of directors.  Further, at the effective time of the merger, we abandoned our prior business plan and the operations of Visual Management Systems Holding, Inc. acquired as a result of the merger became our sole line of business.  The merger transaction was therefore accounted for as a reverse acquisition with Visual Management Systems Holding, Inc. as the acquiring party and Visual Management Systems, Inc. (formerly Wildon Productions, Inc. ) as the acquired party.  Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Visual Management Systems Holding, Inc., unless the context otherwise requires.  The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Simultaneously with the merger, we completed the initial closing of a private placement of units consisting of shares of Series A Convertible Preferred Stock and common stock purchase warrants. This closing, together with additional closings which took place in July and August 2007, resulted in gross proceeds of $1,515,648 and net proceeds, after deduction of commissions and expenses paid to the placement agent, of approximately $1,265,500.

Results of Operations for the Three Months Ended August 31, 2007

Net Revenues.  Revenues increased 169.6% to $ 2,826,185 for the quarter ended August 31, 2007 from $1,048,252 for the quarter ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Margin.  Net margin increased by $1,049,997  to $1,584,215 for the quarter ended August 31, 2007 compared to $534,218 for the quarter ended August 31, 2006 primarily as a result of increased revenues.  Net margin as a percentage of revenues increased to 56.1% for the three months ended August 31, 2007 compared to 51.0% for the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 214.2% from $879,865 for the quarter ended August 31, 2006 to $2,764,784 for the quarter ended August 31, 2007 as a result of the building of  infrastructure to support projected sales volume increases,  increased back office support staff and facilities needed to accommodate increased revenues, as well as the increased costs associated with the reverse acquisition transaction that took place in July 2007.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure,  for the three months ended August 31, 2007, was not material as a result of having taken advantage of seasonal offerings of below prime rates and capital initiatives to minimize interest expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $1,200,896 for the three months ended August 31, 2007 compared to a net loss of $365,552 for the three months ended August 31, 2007.

Results of Operations for the Six Months Ended August 31, 2007

Net Revenues.  Revenues increased 127.6% to $ 4,455,774 for the six months ended August 31, 2007 from $1,957,553 for the six months ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Margin.  Gross margin increased by $1,396,449  to $2,397,098 for the six months ended August 31, 2007 compared to $1,000,649 for the six months ended August 31, 2006 primarily as a result of increased revenues.  Gross margin as a percentage of revenues increased to 53.8% for the six months ended August 31, 2007 compared to 51.1% in the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 159.8% from $1,689,093 for the six months ended August 31, 2006 to $4,389,029 for the six months ended August 31, 2007 as a result of the building of  infrastructure to support projected sales volume increases, increased back office support staff and facilities needed to accommodate increased revenues as well as the increased costs associated with the reverse acquisition transaction that took place in July 2007.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure,  for the six months ended August 31, 2007, was not material as a result of having taken advantage of seasonal offerings of below prime rates and capital initiatives to minimize interest expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $2,016,735 for the six months ended August 31, 2007 compared to a net loss of $718,252 for the six months ended August 31, 2067.

Liquidity and Capital Resources

General.  Expansion of our operations  required increased expenditures for marketing and personnel.  We encountered legal, accounting, filing and other professional costs associated with our reverse acquisition transaction completed in July 2007.  We did not receive all of the anticipated benefit of the private placement offering that we conducted as the offering was not fully subscribed at August 31, 2007.  As a result, our plan is to seek additional debt or equity financing from external sources so that we can continue to expand our business; however, no assurance can be given that we will be able to complete any such financing.  Our management believes that funds currently on hand, funds provided by operations and borrowing availability will be sufficient to meet VMS’ needs for working capital for at least the next 12 months.

Cash Flows from Operating Activities.  `Net cash used in operating activities was $1,518,259 for the six months ended August 31, 2007 and $187,718 in the six months ended August 31, 2006.  Increases in inventory represented $1,024,376 of the cash used in operating activities in the six months ended August 31, 2007.

Cash Flows from Investing Activities.  Net cash used in investing activities was $75,140 in the six months ended August 31, 2007 compared to $3,577 in the six months ended August 31, 2006, representing the purchase of property and equipment in both periods.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $1,445,462 for the six months ended August 31, 2007 and $249,312 during the six months ended August 31, 2006.  Proceeds from the issuance of capital stock, net of issuance costs, generated $995,935 of cash proceeds in the six months ended August 31, 2007.

Commitments.  We are a party to a $50,000 term loan  agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013.  As of August 31, 2007, $44,316 was outstanding under the loan agreement.

As of August 31, 2007, we had outstanding $103,282 of borrowings under a loan agreement with Commerce Bank which provides for borrowing availability of up to $250,000 and is guaranteed by the U.S. Small Business Administration.  Advances under the loan agreement bear interest at a rate of 7.23% per annum and are secured by substantially all of our assets.

We had $395,713 of auto loans outstanding as of August 31, 2007. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

We enter into operating leases in the ordinary course of business for office and warehouse space and equipment.  The outstanding leases are not material in terms of cash flow or total future minimum payments.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant of our estimates include but are not limited to inventory valuation charges and reliability of deferred income.

Item 3.                      Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, along with the our Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation.  There were no significant changes in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Executive Officers as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 4.                      Submission of Matters to a Vote of Security Holders

On June 15, 2007, our shareholders agreed by written consent executed by the holders of 7,800,000 shares of our common stock to:

•	approve the merger of our wholly owned subsidiary, VMS Acquisition Corp., with and into Visual Management Systems Holding, Inc. (the “Merger”);

•	approve the change of our corporate name from Wildon Productions Inc. to Visual Management Systems, Inc.;

•	approve our Equity Incentive Plan, which we adopted upon the closing of the Merger;

•	approve the one-for-seven reverse stock split which became effective immediately prior to the Merger (the “Reverse Split”);

•
approve an Amended and Restated Certificate of Incorporation of the Company which (i) created a class of Preferred Stock, $.001 par value per share, of which 2,300 shares were designated as Series A Preferred Stock, (ii) effected the Reverse Stock Split, (iii) effected the change of our corporate name to Visual Management Systems, Inc. and (iv) limits the personal liability of our directors and officers of the Company as permitted by Nevada law; and

•
authorize our officers to take such other action as is necessary or appropriate to consummate the transactions consisting of the Merger, our private placement of Series A Preferred Stock and related transactions.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

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

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: October 24, 2007

	By:	/s/ Howard Herman
Howard Herman
Chief Financial Officer
Dated: October 24, 2007

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