Form 10QSB
period 2007-09-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2007-11-19
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

As of November 15, 2007, there were 6,819,105 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐    No  ☒

Explanatory Note

As reported in its Form 8-K filed with the Securities and Exchange Commission on July 24, 2007, the Registrant has adopted a fiscal year which ends on December 31.  Accordingly, commencing with the filing of this Report on Form 10-QSB for the quarterly period ended September 30, 2007, the Registrant will be filing Quarterly Reports which correspond to a fiscal year ending December 31 rather than the Registrant’s prior fiscal year which ended on February 28, 2007.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

Assets	September 30, 2007

Current assets
Cash	$111,105
Accounts receivable	413,848
Inventory	1,102,710
Prepaid expenses	63,003
Total current assets	1,690,666

Property and equipment - net	569,262
Equipment under capital leases - net	66,080
Deposits and other assets	118,391
Intangible assets - net	3,290

$2,447,689

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,886,460
Accrued expenses and other current liabilities	483,440
Deferred revenue	158,285
Sales tax payable	87,906
Current portion of long-term debt	111,014
Current portion of obligations under capital leases	23,688
Convertible notes payable	125,000
Total current liabilities	2,875,793

Long-term debt - net of current portion	422,912
Obligations under capital leases - net of current portion	35,200
Loans payable - stockholders	9,000

Stockholders' deficit
Preferred stock	1
Common stock	5,218
Additional paid-in-capital	5,388,090
Treasury stock, at cost	(150,000)
Accumulated deficit	(6,138,525)
Total stockholders' deficit	(895,216)

$2,447,689

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Quarter Ended September 30, 2007 and 2006

	2007	2006

Revenues - net	$3,103,957	$1,055,645

Cost of revenues	1,870,795	605,675

Gross margin	1,233,162	449,970

Operating expenses (including stock-based
compensation of $145,739 and $259,545
for 2007 and 2006, respectively)	1,571,241	1,279,407

Loss from operations	(338,079)	(829,437)

Other (income) expenses
Debt conversion expense	-	72,270
Interest income	(229)	-
Interest expense	9,033	27,474
Miscellaneous income	-	(105)
	8,804	99,639

Net loss before provision for state income taxes	(346,883)	(929,076)

Provision for state income taxes	1,883	683

Net loss	$(348,766)	$(929,759)

Basic earnings (loss) per share	$(0.04)	$(0.09)

Weighted average number of common
shares outstanding	7,795,780	9,852,500

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Revenues - net	$5,577,233	$3,028,183

Cost of revenues	3,053,692	1,395,105

Gross margin	2,523,541	1,633,078

Operating expenses (including stock-based
compensation of $562,630 and $627,527
for 2007 and 2006, respectively)	5,430,109	2,651,467

Loss from operations	(2,906,568)	(1,018,389)

Other (income) expenses
Debt conversion expense	590,044	72,270
Interest income	(281)	(195)
Interest expense	16,158	39,996
Miscellaneous income	-	(105)
	605,921	111,966

Net loss before provision for state income taxes	(3,512,489)	(1,130,355)

Provision for state income taxes	5,111	683

Net loss	$(3,517,600)	$(1,131,038)

Basic earnings (loss) per share	$(0.33)	$(0.12)

Weighted average number of common
shares outstanding	10,722,561	9,810,833

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(3,517,600)	$(1,131,038)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	81,025	57,134
Stock-based compensation	562,630	627,527
Debt conversion expense	590,044	72,270
Bank overdraft	(46,697)
(Increase) decrease in operating assets
Accounts receivable	(30,130)	(17,782)
Inventory	(856,671)	(224,746)
Prepaid expenses and other assets	(48,746)	(6,347)
Deposits and other assets	(60,067)	(24,953)
Increase (decrease) in operating liabilities
Accounts payable	1,098,923	123,250
Accrued expenses and other current liabilities	256,930	171,890
Sales tax payable	65,375	20,692
Deferred revenue	136,199	40,000
Net cash used by operating activities	(1,768,785)	(292,103)

Cash flows from investing activities
Purchases of property and equipment	(136,615)	(21,169)

Cash flows from financing activities
Repayment of capital leases	(16,922)	(9,294)
Proceeds from convertible notes payable	125,000	325,000
Proceeds from the sale of common stock	836,855	-
Repurchase of stock into treasury	(150,000)
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	1,265,500	-
Principal repayments of long-term debt	(42,948)	(39,948)
Proceeds from loans payable - stockholders	(1,943)	64,429
Net cash provided by financing activities	2,015,542	340,187

Change in cash	110,142	26,915

Cash
Beginning of period	963	10,902
End of period	$111,105	$37,817

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006

1.	Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.  Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ending December 31, 2007.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2007 and the results of its operations for the nine and three month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year.

The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products.  The Company also sells, installs, upgrades and services Digital Video Recording Systems.  The Company is New Jersey-based and began operations in June 2003.

On July 17, 2007, Visual Management Systems, Inc. (formerly Wildon Productions Inc.) acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. in connection with the merger of its wholly-owned subsidiary with and into Visual Management Systems Holding, Inc.  In connection with the merger, Wildon Productions Inc. changed its name to Visual Management Systems, Inc., effected a 1 for 7 reverse stock split and the former shareholders of Visual Management Systems Holding, Inc. received shares of common stock representing approximately 76.5% of Visual Management Systems, Inc.’s outstanding common stock after giving effect to the merger and the cancellation of 476,428 shares of common stock that were surrendered by a shareholder for cancellation at or about the time of the merger.  The transaction described above has been accounted for as a reverse merger (recapitalization) with Visual Management Systems Holding, Inc. being deemed the accounting acquirer and Visual Management Systems, Inc. (formerly Wildon Productions Inc.) being deemed the legal acquirer.  Accordingly, the historical  financial information presented in the financial statements is that of Visual Management Systems Holding, Inc. and its subsidiaries for periods prior to the merger and of the consolidated entities from the date of the merger and thereafter.  The basis of the assets and liabilities of Visual Management Systems Holding, Inc., the accounting acquirer, has been carried over in the recapitalization, and the financial statements have been adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed by Visual Management Systems, Inc. and its wholly-owned subsidiaries in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of Consolidation
The consolidated financial statements include the accounts of Visual Management Systems, Inc. and its wholly owned subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

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

Management believes all accounts receivable to be fully collectible and, therefore, has not recorded an allowance as of September 30, 2007.

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

Revenue Recognition
The Company generates revenues from the sale and installation of remote management loss prevention systems.  Revenue is recognized at the time of the installation, and is shown net of any anticipated credits and taxes imposed by government agencies.  Deferred revenue represents funds received in advance of services performed or product delivery.

Advertising
Advertising costs are expensed as incurred and approximated $17,000 and $15,000 for the three months ended September 30, 2007 and 2006, respectively, and $57,000 and $31,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

In March 2007, the Company issued $125,000 of 8% convertible notes that were due on September 30, 2007.  Interest was payable at maturity.  The notes were convertible by the holder into shares of the Company’s common stock of $1.25 per share, which is subject to adjustment based on the provisions of the agreement.  The proceeds were primarily used for general corporate purposes.  During the period, the notes were extended for a period of ninety days and, therefore, are still recorded as outstanding at September 30, 2007.

4.	Stockholders’ Equity

Private Offering
As a condition to the merger between a subsidiary of Visual Management Systems, Inc. and Visual Management Systems Holding, Inc., Visual Management Systems, Inc. completed the initial closing of a private placement offering of units, with each unit consisting of one share of Series A Convertible Preferred Stock and a warrant to purchase 1,000 shares of common stock at an exercise price of $3.50 per share.  A total of 606.26 units were sold during the three months ended September 30, 2007 for total consideration of $1,515,648 and net proceeds, after deduction of commissions and expenses paid to the placement agent, of $1,265,500.

Warrants
In connection with the private offering described above, the Company issued warrants to acquire 606,260 shares of common stock at a price of $3.50 per share.  The warrants expire on July 17, 2012.  In addition, the Company issued to the placement agent for the private offering warrants to acquire 60,626 shares of common stock at an exercise price of $1.75 per share.  The placement agent warrants expire on July 17, 2012.

The Company issued warrants to acquire a total of 100,000 shares of common stock at an exercise price of $1.50 per share in connection with a private offering of convertible notes and warrants in March 2007.  These warrants expire in March 2011.

Series A Convertible Preferred Stock
The Company issued 606.26 shares of Series A Convertible Preferred Stock during the three months ended September 30, 2007 in the private placement described above.  Holders of Series A Convertible Preferred Stock are entitled at any time to convert their shares of Series A Convertible Preferred Stock into common stock, without any further payment.  The number of shares of common stock into which each share of Series A Convertible Preferred Stock is convertible is determined by dividing $2,500 by the conversion price, which is initially $2.50.  As a result, each share of Series A Convertible Preferred Stock is initially convertible into 1,000 shares of common stock.  Holders of Series A Convertible Preferred Stock will be protected against dilution by adjustment of the conversion price in certain events, such as stock dividends, stock splits or other similar events.  If the Company issues any shares of its common stock (other than in connection with the exercise of stock options and warrants outstanding at the time of the private placement or the placement agent warrants or the conversion of convertible securities outstanding at the time of the private placement) for cash consideration of less than $2.50 per share or if the Company issues options, warrants (other than the placement agent warrants) or securities convertible into shares of common stock having an exercise price per share or conversion price of less than $2.50 per share, the conversion price will be adjusted to the price per share at which such new shares of common stock are issued or will be issued upon exercise of such options or warrants or conversion of such convertible securities.  Neither the issuance nor exercise nor conversion of options, warrants or convertible securities issued in connection with acquisitions and strategic alliance will trigger an adjustment of the conversion price.  Holders of Series A Convertible Preferred Stock have no voting rights except as required by applicable law.

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

5.	Subsequent Event

On October 25, 2007, we completed our private offering of units consisting of Series A Preferred Stock and warrants to purchase common stock, the initial closing of which had occurred on July 17, 2007 when we acquired Visual Management Systems Holding, Inc. in a reverse merger transaction.  A total of 616 shares of Series A Convertible Preferred Stock and warrants to acquire 616,000 shares of Common Stock were issued in the private offering.  Total proceeds of the offering after deducting $123,091 of commissions and $112,436 of expenses paid to the placement agent, were approximately $1,286,000.  We also issued 61,600 shares of Common Stock and warrants to acquire 61,600 shares of Common Stock as compensation to the placement agent.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Results of Operations for the Three Months Ended September 30, 2007

Net Revenues.  Revenues increased 194% to $ 3,103,957 for the three months ended September 30, 2007 from $1,055,645 for the three months ended September 30, 2006 primarily as a result of an expansion of VMS’ customer base which was due, in part, to an increase in its sales and marketing initiatives.

Gross Margin.  Gross margin increased by $783,192 to $1,233,162 for the three months ended September 30, 2007 compared to $449,970 for the three months ended September 30, 2006 primarily as a result of increased revenues.  Gross margin as a percentage of revenues decreased to 40.0% in 2007 compared to 43.0% in 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 22.8% from $1,279,407 for the three months ended September 30, 2006 to $1,571,241 for the three months ended September 30, 2007 as a result of the building of infrastructure to support projected sales volume increases, increased back office support staff and facilities needed to accommodate increased installations and revenues.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure, for the three months ended September 30, 2007, is not a material expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $348,766 for the three months ended September 30, 2007 compared to a net loss of $929,759 for the three months ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2007

Net Revenues.  Revenues increased 84.0% to $ 5,577,233 for the nine months ended September 30, 2007 from $3,028,183 for the nine months ended September 30, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales and marketing initiatives.

Gross Margin.  Gross margin increased by $890,463 to $2,523,541 for the nine months ended September 30, 2007 compared to $1,633,078 for the nine months ended September 30, 2006 primarily as a result of increased revenues.  Gross margin as a percentage of revenues decreased to 45.2% for the nine months ended September 30, 2007 compared to 53.9% for the nine months ended September 30, 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 105.0% from $2,651,467 for the nine months ended September 30, 2006 to $5,430,109 for the nine months ended September 30, 2007 as a result of the building of  infrastructure to support projected sales volume increases,  increased back office support staff and facilities needed to accommodate increased installations and revenues.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure, for the nine months ended September 30, 2007, is not a material expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $3,517,600 for the nine months ended September 30, 2007 compared to a net loss of $1,131,038 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

General.  Expansion of our operations required increased expenditures for marketing and personnel.  We encountered legal, accounting, filing and other professional costs associated with our reverse acquisition transaction completed in July 2007.  We did not receive all of the anticipated benefits of the private placement offering that we conducted as the offering was not fully subscribed at September 30, 2007.  This has adversely impacted our liquidity.  To address this situation in a pro-active manner we implemented a reduction in force (RIF) initiative effective November 16, 2007 pursuant to which have restructured certain departmental responsibilities and the allocation of assets.  This restructuring will involve the deferral of wages paid to the members of our executive management team and the consolidation of certain job responsibilities which will result in the elimination of various support and clerical positions.  Management believe these actions, along with various other cost cutting measures that we are implementing will allow us to achieve a positive cash flow position and that the realignment of certain departmental responsibilities will increase our competitiveness.   We believe that after giving effect to the cost cutting and RIF initiatives, the funds currently on hand, funds provided by operations and borrowing availability will be sufficient to meet our needs for working capital for at least the next 12 months.  In addition, we continue to seek additional debt or equity financing from external sources so that we can continue to expand our business; however, no assurance can be given that we will be able to complete any such financing.  If we are not able to obtain required financing or the reduction efforts do not have the anticipated results, we could be forced to officially restructure or seek relief under insolvency or bankruptcy laws.

Cash Flows from Operating Activities.  `Net cash used in operating activities was $1,768,785 for the nine months ended September 30, 2007 and  $292,103 for the nine month period ended September 30, 2006.  Increases in inventory represented $856,671 of the cash used in operating activities in the nine month period ended September 30, 2007.

Cash Flows from Investing Activities.  Net cash used in investing activities was $136,615 in the nine months ended September 30, 2007 and $21,169 for the nine month period ended September 30, 2006 representing purchases of property and equipment in the nine months ended September 30, 2007.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $2,015,542 for the nine months ended September 30, 2007 and $340,187 for the nine month period ended September 30, 2006.  Proceeds from the issuance of capital stock, net of issuance costs, generated $1,265,500 of cash proceeds in the nine months ended September 30, 2007.

Commitments and Contingencies.  We are a party to a $50,000 term loan  agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013.  As of September 30, 2007, $45,029 was outstanding under the loan agreement.

As of September 30, 2007, we had outstanding $99,952 of borrowings under a loan agreement with Commerce Bank which provides for borrowing availability of up to $250,000 and is guaranteed by the U.S. Small Business Administration.  Advances under the loan agreement bear interest at a rate of 7.23% per annum and are secured by substantially all of our assets.

We had $388,945 for vehicle loans outstanding as of September 30, 2007.  These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

In March 2007, we issued $125,000 of 8% convertible notes that were due on September 30, 2007.  Interest was payable at maturity.  The notes were convertible by the holder into shares of our common stock at $1.25 per share, which is subject to adjustment based on the provisions of the agreement.  The proceeds were primarily used for general corporate purposes.  During the period, the notes were extended for a period of ninety days and, therefore, are still recorded as outstanding at September 30, 2007.

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

We are not involved in any litigation which is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2007, we completed our private offering of units consisting of Series A Preferred Stock and warrants to purchase common stock, the initial closing of which had occurred on July 17, 2007 when we acquired Visual Management Systems Holding, Inc. in a reverse merger transaction.  A total of 616 shares of Series A Convertible Preferred Stock and warrants to acquire 616,000 shares of Common Stock were issued in the private offering.  The shares of Series A Convertible Preferred Stock have a liquidation preference of $2,500 per share and are convertible into a number of shares of Common Stock determined by dividing the liquidation preference by the conversion price of $2.50 per share, which is subject to adjustment to protect against dilution under certain circumstances.  The warrants have an exercise price of $3.50 per share and expire in July 2011.

Total proceeds of the offering after deducting $123,091 of commissions and $112,436 of expenses paid to the placement agent, were approximately $1,286,000.  We also issued 61,600 shares of Common Stock and warrants to acquire 61,600 shares of Common Stock as compensation to the placement agent.  The placement agent warrants have an exercise price of $1.75 per share and expire in July 2012.

We relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder in conducting the offering, which was limited to accredited investors.

Item 3.	Defaults Upon Senior Securities

Not Appliable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibits

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: November 19, 2007

	By:	/s/ Howard Herman
Howard Herman
Chief Financial Officer
Dated: November 19, 2007

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