Form 10QSB/A
period 2007-08-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2007-12-11
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-QSB/A

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0634458
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

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

Explanatory Note

This Amendment on Form 10-QSB/A amends and restates in its entirety our Quarterly Report on Form 10-QSB for the three months ended August 31, 2007 (the “Original Form 10-QSB”) as initially filed with the Securities and Exchange Commission on October 25, 2007.  The Original Form 10-QSB is being amended to restate our Consolidated Statements of Operation for the three and six months ended August 31, 2007 and the related discussion of operating results contained in Item 2 - Management’s Discussion and Analysis or Plan of Operation.  In November 2007, our management, after discussions with our independent registered public accounting firm, determined that our previously issued consolidated statements of operations for the three and six month periods ended August 31, 2007 overstated revenues and costs of goods sold due to the inclusion of certain inter-company sales in such items.  The overstatement did not impact the gross margins or net losses reported for the affected periods or our balance sheet as of August 31, 2007.

Except as otherwise indicated, this Amendment speaks as of August 31, 2007 or as of the date of the filing of the original Form 10-QSB.  Except for the revisions described above and in Item 3 – Controls and Procedures, it does not update any of the statements contained in the Original Form 10-QSB for the three months ended August 31, 2007.  It must be considered in light of any subsequent statements, including forward looking statements, in any reports filed by us subsequent to the filing of the Original Form 10-QSB.

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

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

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended August 31, 2007 and 2006

	2007	2006
	(Restated)

Revenues - net	$2,713,645	$1,048,252

Cost of revenues	1,129,430	514,034

Gross margin	1,584,215	534,218

Operating expenses (including stock-based
compensation of $171,512 and $234,160
for 2007 and 2006, respectively)	2,764,784	879,865

Loss from operations	(1,180,569)	(345,647)

Other (income) expenses
Interest income	(234)	(13)
Interest expense	20,561	19,918
	20,327	19,905

Net loss	$(1,200,896)	$(365,552)

Basic earnings (loss) per share	$(0.13)	$(0.04)

Weighted average number of common
shares outstanding	9,053,126	9,790,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Six Months Ended August 31, 2007 and 2006

	2007	2006
	(Restated)

Revenues - net	$3,883,450	$1,957,553

Cost of revenues	1,486,352	956,904

Gross margin	2,397,098	1,000,649

Operating expenses (including stock-based
compensation of $381,184 and $418,151
for 2007 and 2006, respectively)	4,389,029	1,689,093

Loss from operations	(1,991,931)	(688,444)

Other (income) expenses
Interest income	(234)	(97)
Interest expense	25,038	29,905
	24,804	29,808

Net loss	$(2,016,735)	$(718,252)

Basic earnings (loss) per share	$(0.23)	(0.07)

Weighted average number of common
shares outstanding	8,906,600	9,790,000

The accompanying Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(2,016,735)	$(718,252)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	41,404	35,253
Stock-based compensation	381,184	418,151
(Increase) decrease in operating assets
Accounts receivable	148,033	(48,759)
Inventory	(1,024,376)	25,147
Prepaid expenses and other assets	(66,541)	(28,208)
Other assets	(40,036)	(22,000)
Increase (decrease) in operating liabilities
Accounts payable	703,623	65,359
Accrued expenses and other current liabilities	167,836	62,413
Sales tax payable	34,902	23,178
Deferred revenue	152,447	-
Net cash used by operating activities	(1,518,259)	(187,718)

Cash flows from investing activities
Purchases of property and equipment	(75,140)	(3,577)

Cash flows from financing activities
Repayment of capital leases	(17,815)	(7,365)
Proceeds from convertible notes payable	125,000	250,000
Proceeds from the sale of common stock	122,105	-
Proceeds from the issuance of preferred stock, net of issuance
costs of $515,648 in 2007	1,265,500	-
Principal repayments of long-term debt	(67,284)	(65,939)
Proceeds from loans payable - stockholders	17,956	72,616
Net cash provided by financing activities	1,445,462	249,312

Change in cash	(147,937)	58,017

Cash
Beginning of period	189,089	36,241
End of period	$41,152	$94,258

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
November, 2012	$395,713
Term loan payable – due in monthly installments of $794 including interest at a fixed rate of 8.61% and maturing October 2013. The loan is secured by the personal guarantee of the majority stock-
holder.	44,136

Small Business Association term loan due in monthly installments of $2,282 including interest at a fixed rate of 7.23% and maturing
January 2012.	103,282
543,131
Less: current portion	83,806

Long-term debt – net of current portion	$459,325

Aggregate maturities of long-term debt of the Company due within the next five years ending August 31 and thereafter, are as follows:

2007	$84,000
2008	124,000
2009	112,000
2010	98,000
2011	93,000
Thereafter	32,000
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

2008	$116,797
2009	73,342
2010	18,035
2011	–
2012	–
$208,174

5.    Stockholders’ Equity

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

The Company issued warrants to acquire a total of 100,000 shares of common stock at an exercise price of $1.50 per share in connection with a private offering of convertible notes and warrants in March 2007.  These warrants expire in March 20011.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

August 31, 2007
Risk-free interest rate	2.97%
Expected volatility	150%
Expected life (in years)	10
Weighted-average estimated fair value of options granted during the year	$0.44

August 31, 2006
Risk-free interest rate	2.97%
Expected volatility	150%
Expected life (in years)	10
Weighted-average estimated fair value of options granted during the year	0.44

The following table summarizes the activity under the Plan:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (yrs.)	Value
Balance, February 28, 2007	1,840,000	1.25	8.57	1,302,523
Granted	303,000	1.25
Exercised	--	--
Lapsed	--	--
Balance, August 31, 2007	2,143,000	1.25	8.27	1,784,474

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

Results of Operations for the Three Months Ended August 31, 2007

Net Revenues.  Revenues increased 158.9% to $ 2,713,645 for the quarter ended August 31, 2007 from $1,048,252 for the quarter ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Margin.  Net margin increased by $1,049,997  to $1,584,215 for the quarter ended August 31, 2007 compared to $534,218 for the quarter ended August 31, 2006 primarily as a result of increased revenues.  Net margin as a percentage of revenues increased to 58.4% for the three months ended August 31, 2007 compared to 51.0% for the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

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

Results of Operations for the Six Months Ended August 31, 2007

Net Revenues.  Revenues increased 98.3% to $ 3,883,450 for the six months ended August 31, 2007 from $1,957,553 for the six months ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Margin.  Gross margin increased by $1,396,449  to $2,397,098 for the six months ended August 31, 2007 compared to $1,000,649 for the six months ended August 31, 2006 primarily as a result of increased revenues.  Gross margin as a percentage of revenues increased to 61.7% for the six months ended August 31, 2007 compared to 51.1% in the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

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

Cash Flows from Operating Activities.  Net cash used in operating activities was $1,518,259 for the six months ended August 31, 2007 and $187,718 in the six months ended August 31, 2006.  Increases in inventory represented $1,024,376 of the cash used in operating activities in the six months ended August 31, 2007.

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

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, along with the our Chief Financial Officer, who then concluded that our disclosure controls and procedures were effective as of the date of the evaluation.  Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Executive Officers as appropriate to allow timely decisions regarding required disclosure.

In November 2007, our management and the Audit Committee of our Board of Directors determined it was necessary to restate our Consolidated Statements of Operations for the three and six month periods ended August 31, 2007 due to the inclusion of certain inter-company sales in such items.  Because of the required restatement of the Consolidated Statements of Operations, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2007, our disclosure controls and procedures were not in fact effective based on our misinterpretation of inter-company sales and revenues.

We have taken steps to improve our disclosure controls and procedures, including the hiring of a controller and in-house legal counsel, increasing the involvement of an outside accounting firm in the preparation of our financial statements and obtaining approval from our Board of Directors to substantially upgrade our accounting software.  In addition, we have engaged WithumSmith & Brown Global Assurance to evaluate our internal controls over financial reporting and assist us in developing internal controls which will enable us to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Other than the changes described above, there have been no other changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, believe that, with the changes described in the preceding paragraph, our disclosure controls and procedures are effective as of the date of the filing of this Form 10-QSB/A to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: December 11, 2007

	By:	/s/ Howard Herman
Howard Herman
Chief Financial Officer
Dated: December 11, 2007

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