Form 10KSB
period 2007-12-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-04-16
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from________to ______

Commission file number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.

(Name of small business issuer in its charter)

Nevada	68-0634458

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Industrial Way North, Suite C, Toms River, New Jersey	08755

(Address of principal executive offices)	(Zip Code)

(732) 281-1355
Issuer’s telephone number

          Securities registered under Section 12(b) of the Exchange Act: None

          Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

(Title of class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Yes ☒   No ☐]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

          Revenues for the fiscal year ended December 31, 2007 were $6,315,622.

          The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant as of April 14, 2008, was approximately $4,145,980.

          As of April 14, 2008, 7,978,905 shares of the Registrant’s common stock were outstanding.

          Certain portions of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format (check one): [Yes ☐   No ☒]

VISUAL MANAGEMENT SYSTEMS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain information included in this annual report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; and failure by the Registrant to successfully develop or acquire products and form new business relationships.

          In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this annual report on Form 10-KSB is submitted to the Securities and Exchange Commission.

PART I

Item 1.	Description of Business

(a)	Business Development

          We provide loss prevention management solutions to businesses through the design, sale and installation of digital surveillance systems called “Virtual Managers” that enable clients to proactively manage their businesses with easy data retrieval and live viewing from anywhere in the world. Our management believes that there is a lucrative and underserved market for loss prevention technology through the use of digital recording and video transmission to remote locations and corporate offices

          Visual Management Systems, Inc. was incorporated in the State of Nevada in March, 2004. Our company was originally named Wildon Productions Inc. We changed our name to Visual Management Systems, Inc. and effected a 1-for-7 reverse stock split of our common stock in connection with our acquisition of Visual Management Systems Holding, Inc. described below. From incorporation until our acquisition of Visual Management Systems Holding, Inc., we were an exploration stage company primarily engaged in the acquisition and exploration of mineral properties. Upon the completion of the acquisition, we succeeded to the business of Visual Management Systems Holding, Inc. and relocated our principal executive offices to those of Visual Management Systems Holding, Inc. at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755. The telephone number at our principal executive offices is (732) 281-1355.

Recent Transactions

          Merger and Private Placement. On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. Pursuant to the agreement and plan of merger and reorganization, the former stockholders of Visual Management Systems Holding, Inc. received shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger and the cancellation of 476,429 shares of common stock surrendered by one of our principal stockholders. In addition, our board of directors was reconstituted at the effective time of the merger with designees of Visual Management Systems Holding, Inc. replacing our then current board of directors. Further, at the effective time of the merger, we abandoned our prior business plan and the operations of Visual Management Systems Holding, Inc. acquired as a result of the merger became our sole line of business.

          Contemporaneous with the closing of the merger, we sold to subscribers 481 investment units pursuant to a confidential private placement memorandum dated March 30, 2007, with each unit consisting of one share of Series A convertible preferred stock and a warrant to purchase 1,000 shares of common stock at an initial exercise price of $3.50 per share. Each share of Series A convertible preferred stock has a $2,500 liquidation preference and was initially convertible into shares of common stock at a conversion price of $2.50 per share, subject to adjustment to protect against dilution under certain circumstances. As a result of a private placement of 5% secured convertible debentures and warrants that took place in November 2007 as described below, the conversion price of the Series A convertible preferred stock and the exercise price of the warrants has been adjusted to $.40 per share. Additional closings of the private placement took place in July and August and final closing occurred in October 2007. We issued a total of 616 investments units representing a total of 616 shares of Series A convertible preferred stock and warrants to acquire 616,000 shares of common stock to the investors who participated in the offering. The net proceeds of the private placement after deducting $123,091 of commissions and $112,436 of expenses paid to our placement agent, Brookshire Securities Corporation, were approximately $1,286,000. As additional consideration for placement agent services, we also issued to Brookshire Securities Corporation 61,600 shares of our common stock and warrants to purchase 61,600 shares of our common stock which had an original exercise price of $1.75 per share that was adjusted, pursuant to anti-dilution provisions, to $.40 per share as a result of the November 2007 private placement.

          November 2007 Private Placement. On November 30, 2007, we entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% secured convertible debentures and common stock purchase warrants. We refer to this transaction as our November 2007 Private Placement. In this transaction, we issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of our common stock. The warrants expire in November 2014 and have an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection. The terms of the debentures are summarized in “Management’s Discussion and Analysis or Plan of Operation – Financing Transactions” which appears in Part II – Item 6 of this Report. This transaction resulted in net proceeds to us of $2,676,674, after deducting fees and expenses of $320,000 which included $300,000 paid to our placement agent, Kuhns Brothers Securities Corporation, which also received warrants to acquire 1,200,000 shares of our common stock at an exercise price of $.50 per share in consideration of its services.

          Acquisition of Assets of Intelligent Digital Systems, LLC. On April 3, 2008, we purchased substantially all the assets of Intelligent Digital Systems, LLC. (“IDS”). IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. In exchange for IDS’ assets we issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. We have agreed to register the shares issuable upon the conversion of the note for public resale.

          In connection with the transaction, we entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to our industry which have been assigned to the joint venture. The joint venture has granted us an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and us has a 50% interest in the joint venture.

          We have entered into a four year consulting agreement with Jay Edmond Russ, the principal shareholder of Intelligent Digital Systems, which requires us to pay Mr. Russ $75,000 per year for consulting services.

(b)	Business of Issuer

          Overview

          We provide loss prevention management solutions to businesses through the design, sale and installation of digital surveillance systems called “Virtual Managers” that enable clients to proactively manage their businesses with easy data retrieval and live viewing from anywhere in the world. Our management believes that there is a lucrative and underserved market for loss prevention technology through the use of digital recording and video transmission to remote locations and corporate offices.

          Our products and services include:

•

Protective technology solutions and loss prevention surveillance capability through the design and installation of closed circuit television (“CCTV”) systems designed to provide safety and security and/or eliminate internal theft and corporate loss;

•	Access control systems which are frequently integrated with CCTV installations and designed to exclude unauthorized personnel from specified and monitor entry and exit activity;

•	Point of sale system interfaces designed to prevent internal theft through video recording of cash register activity.

          Through on-site consultations, we provide loss prevention analysis, liability assessments and custom tailored CCTV camera layouts designed by a system design consultant to its prospective customers.

          We design, manufacture, sell, install, upgrade and service the digital video recording devices (“DVRs”) used in our surveillance systems. In addition, we sell our DVRs to outside dealers. We currently manufacture and sell several lines of our “Virtual Manager” DVR products, import and resell DVRs and camera products from other manufacturers and have additional product lines under development through our Research and Development staff and under alliance and joint venture agreements with third parties.

          We currently conduct our operations through three subsidiary entities, Visual Management Systems, LLC, which provides our protective technology solutions and remote management surveillance systems, Visual Management Systems PDG, LLC, which designs, manufactures and sells our DVRs, and VMS Financial Services, LLC, which has been formed to provide equipment leasing services to our customers, but which has thus far engaged in very limited operations.

Video Surveillance Systems

          Our primary business is the design, sale and installation of CCTV surveillance systems. Through on-site consultations, we provide loss prevention analyses, liability assessments and custom-tailored CCTV camera layouts designed by professional system consultants to prospective customers. Our surveillance systems enable clients to manage their business through data retrieval and view their businesses live from anywhere in the world. The primary components that we use in our video surveillance systems include:

•

Digital Video Recorders: Our product line is comprised of custom configurations of surveillance hardware and software systems based on the capture and compression technology of Inet.Secuvic, Inc., a Korean company. Each of the DVRs included in our “Virtual Manager” product line can manage between 4 and 64 cameras and offer individually addressable recording schedules and frame rates. The DVR is the heart of our video surveillance systems.

•

Surveillance Cameras: We use only high-resolution, low-light cameras in our video surveillance systems. There are numerous camera options available to customers, and camera selections are typically made on-site by the customer with the assistance of a Loss Prevention Consultant or a System Design Specialist that we provide who creates and sells a “shot-layout” to ensure that the customer is satisfied with each camera shot. Cameras frequently used in our systems include:

o

Smoked or Mirrored Dome Cameras which present an image of “high-end” security and provide deterrence against common forms of small business fraud, such as shoplifting, vandalism, credit card and ID fraud and employee theft. These cameras are popular due to the wide variety of potential configurations and applications and their “stealth” properties.

o

Bullet Cameras, which are small, discrete and reliable. Bullet cameras have few moving parts, thereby limiting preventive maintenance to occasional cleaning. They are environmentally sealed for indoor and outdoor service.

o

Covert Specialty Cameras, which are cameras concealed within other apparatuses, such as radios, clocks, exit signs and smoke detectors. These cameras permit a business owner to monitor a location without the knowledge of those present at the location

	o	Box Cameras are the most widely recognized CCTV cameras and are the best choice for many applications. They offer great flexibility in resolution, light requirements and local length. A 24-volt AC current typically powers box cameras, which gives them the ability to carry images over greater distances than other cameras. As a result, they are often used for perimeter protection in smaller, self-contained 12-volt cameras.

          Our video surveillance systems also include monitors, power supplies, battery backup power, wire and connectors. We are a value-added reseller for several product lines, including the IDS Tech-Eye and Sony, Panasonic and General Electric platforms.

Digital Video Recorders

          We manufacture our line of “Virtual Manager” DVRs, which are custom configurations of surveillance hardware and software systems based on the capture and compression technology of Inet Secuvic, Inc., a Korean company. We currently manufacture several types of DVRs as part of our “Virtual Manager” product line. Each of our DVRs is a Microsoft Windows® PC based product, and the product line ranges from four channel systems to enterprise grade, unlimited source systems that can be expanded into virtually unlimited network based, engineered systems.

          Since their introduction in 1995, DVRs have been overtaking time-lapsed VCRs as the primary recording mechanism in commercial surveillance.

          DVR systems have historically been available as software systems or hardware systems. Software based DVRs are simply software programs which run on personal computers. They are cost effective and operate on readily available, easily serviced PC-platform computers; however, image quality often suffers and digital video recording places a significant strain on a computers resources. This strain cause premature failure of primary computer components and can cause other parts of the computer to function slowly or cease functioning. Software DVRs are generally not suitable for business class security applications.

          “Firmware” or “solid state” systems are also computer based but are essentially multiplexers with hard disk drives built in for recording. Generally, these hardware based DVRs are built for the sole purpose of providing video surveillance and are effective; however, hardware based systems generally have two significant short-comings: inflexibility and service. Generally, there is little or no room for modifying or expanding the system. As for serviceability, hardware based systems, like a stereo or television set, have no user serviceable parts. For repair, the equipment must be returned to the manufacturer. Inasmuch as a significant amount of DVR manufacturing takes place in Asia, repairs frequently result in several weeks of “down-time” for users.

          Given the relative strengths and weaknesses of software based and hardware based DVRs, we believe that the best choice for consumers is a DVR which incorporates both types of technologies. We use hardware-based video capture cards in our “Virtual Manager” DVR which process the video and remove the heat and strain from the computer’s motherboard. The hardware based video capture card resides in a software driven PC environment. The result is a dedicated security computer. The use of removable hard disk drives for storage flexibility and components that are readily available, inexpensive and easy to service provides a PC-based security system that can grow with a business.

          We build our DVRs to very specific standards. Each DVR is built from tested, proven components and is driven by Microsoft Windows® software and is customized to perform optimally based on a system designed by a VMS Loss Prevention Specialist. All of our custom-built DVRs offer record-on-motion capabilities as well as continuous, alarm-triggered or combination settings. Data is easy to retrieve by date and time and can be reviewed at user-controlled speeds and in one, four, nine or sixteen camera formats.

          Standard features of our Virtual Manager DVRs include:

•	Live remote viewing

•	Motion and frames per camera are addressable per camera

•	Access to recorded data by date and hour

•	Alarm notification by e-mail, phone or IP-alert

•	All functions are username and password protected

•	Video motion sensor and built-in motion detector mode

•	Uninterrupted recording

          Other features that we make available include:

•	High resolution digital color cameras per system design

•	Flat panel LCD monitors for on-site viewing

•	Unlimited Access RMS software licenses

•	Extended warranty on parts and labor

          Remote Management Software used with DVRs offers the ability to view a location live from anywhere, at any time via telephone lines or high-speed internet access. In addition to selling DVRs as part of systems that we designed and installed, we sell our DVRs through twelve unaffiliated dealers. During the fiscal year ended December 31, 2007, dealer sales represented approximately 4% of our revenues.

Sales and Marketing

          We market and sell our video surveillance and other security systems through a dedicated sales force currently comprised of approximately 24 sales representatives. Our DVRs are also sold through independent dealers. We currently plan to expand both our employee sales force and dealer network in 2008 and 2009.

          We use various methods to market and sell our products and services, including direct sales efforts, personal consultations, sponsorships, attendance at exhibitions and trade shows, advertisements in industry journals, public relations and direct mail solicitation. Business is also obtained through competitive bid processes and referrals.

          Our pricing strategies are based upon an estimate of labor hours multiplied by standard rates and the estimated cost of system components, including subcontractors, plus a profit margin.

Service

          A strong service and maintenance capability is an important element in maintaining good customer relations and low attrition, and is an important revenue generating activity for us. We offer one and three year service contracts as well as paid extensions of existing service contracts and takeover programs for equipment formerly serviced by other companies which no longer provide service to a particular client. Parts are typically covered by warranty for a period at least as long as the warranty provided by the manufacturers. Service is provided by our staff or subcontracted through partner companies such as dealers of our DVR products or structured cabling companies such as Speedwire, Inc.

          In addition to providing revenue and gross profit, our service contracts allow our sales personnel to generate new revenue streams.

Suppliers

          We acquire the components for our video surveillance systems and DVRs through various suppliers, including Windy City Wire, Northern Video, American Dynamics, B-Tron and others. We choose not to align our self with any one supplier so that we can recommend the best solutions for our customers. Substantially all of the components that we use are readily available from multiple sources.

Market

          We believe that the multi-billion dollar market for video surveillance systems and other protective technologies is growing rapidly due to a number of factors, including:

•	many existing security and surveillance systems are becoming technologically obsolete and inadequate;

•	insurance providers and governing bodies began mandating surveillance in certain environments and situations;

•	since the tragic events of September 11, 2001, security is among the highest concerns of Americans at home and work;

•	widespread coverage of kidnappings, robberies and other crimes appear daily on television, in newspapers and in all types of news media;

•	technological advancements provide the opportunity to increase the scope and efficacy of many routine security tasks.

          We believe that the market for video surveillance systems is highly fragmented among a small number of larger providers and a broad array of small companies. We believe that the mid-size business market is underserved and plan to exploit opportunities in this sector.

Competition

          The security industry is highly competitive. We compete on a local, regional and national level with a small number of major firms and many smaller companies. We compete primarily on the quality and design of our products. Certain of our competitors have greater name recognition and financial resources than us. We may also face competition from potential new entrants into the security industry or increased competition from existing competitors that may attempt to develop the ability to offer the full range of services that we offer. We believe that competition is based primarily on the ability to deliver solutions that meet a client’s requirements and, to a lesser extent, on price. Our competitors include Vector Security, American Sentry Guard, GVI Security Solutions, Inc., ADT Security Services, Ltd. (a division of Tyco International) and Sonitrol, Inc. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors.

Product Development

          Product development is an ongoing process for our company. We continuously attempt to develop new product lines, learn different disciplines and integrate products and programs into our offerings to add new value for our customers.

          We experiment with new hardware and software technologies regularly. We sample systems to integrate with our existing products as well as new stand-alone technologies. Our newest DVR ventures include fully integrated POS translators that are software based, immersive-moving video integration, mobile DVRs for law enforcement and fleet vehicle use and hybrid DVRs that can use traditional, hardwired camera inputs as well as IP-based camera solutions. We believe that our Company is breaking new ground with remote communication and actuator systems that allow central monitoring stations to become useful, effective profit generators.

          Our near-term future plans include the development of a central video monitoring service and any associated support contracts. With the implementation and use of the products and services that we provide there are multitude of supporting services available for sale. These include, but are not limited to virtual guard tours, mystery shoppers, loss prevention observation reporting, risk management and mitigation, facilities insurance programs, two-way access patrols, video alarm verification, off-hours facility monitoring, etc.

          To further our product development efforts, we are actively seeking companies, technologies and patents we can acquire and adopt to strengthen our offerings and complete our product suites. Acquisition efforts are focused on installation capacity, product lines, software development and copyrighted or patented technology that can have an immediate impact on revenues and profit growth.

Customers

          We have a wide range of customers. They include small, medium and large-sized businesses, residences, office buildings, manufacturing, warehousing and other classes of commercial operations. Our customers are individuals, private and public companies and government entities. We typically classify customers as corporations, individuals or government.

Corporate Clients

          We serve several corporate clients. Corporate clients are departmentalized and usually represent much larger contracts based on a large number of smaller jobs, or a single or a few larger facilities. We receive a majority of our revenues from medium sized corporate clients.

          As this middle level client is the core for our business model, we continue to enhance marketing programs in this sector. We offer incentives for referrals to other businesses in the group and plan to remain innovative as we proceed. Our corporate clients include:

•	El Rancho Foods (Taco Bell franchisee with VMS systems installed at 80+ locations)

•	NAPA (retail automotive parts)

•	Briad Group (TGI Friday restaurants)

•	Apple American (Applebee’s restaurants)

•	Penn State University

•	Best Western Hotels

•	Clearview Cinemas

•	Hollywood Tans

•	FISCA (New York/New Jersey Cashiers Trade Association)

•	KCP Foods US (Sarku Japan restaurants)

Individuals

          We service many types of “individual” customers. Some individuals request residential service, but most own a single location or a small business. To date, we have experienced limited demand for our systems in residential applications.

          We believe that successful development of the embedded systems being developed by us will allow us to further penetrate this market. Investigation of the viability of a residential line is underway as well.

Government

          Until recently, we had not aggressively marketed our products and services to government agencies. New Homeland Security initiatives (DHS) and aggressive payment programs based on discounts for early payment have made the government a more attractive customer. Successful bids include school districts in New Jersey and Delaware, municipal projects for police departments in New Jersey and several DHS projects in the New York/New Jersey Waterfront Security District.

          We have completed work in various government office spaces. We presently obtain less than 10% of our business from government work.

          Because there are grants, mandates and numerous other moratoriums on the subject, we plan to launch an enterprise sales group to ensure our affiliation with the government and prime contractors. We believe that this is an area that offers tremendous revenue potential for our company.

Employees

          As of April 14, 2008, we had approximately 85 employees. We believe that our relationship with our employees is satisfactory and we have not suffered any labor problems since inception.

(c)	Risks Related to our Industry and Business

We have a limited operating history, which limits the information available to you to evaluate our business, and we continue to experience operating losses.

We began our operations in June 2003. We incurred net losses of $9,784,645 and $1,926,614 during the years ended December 31, 2007 and 2006, respectively. The losses were attributable, in part, to an expansion of our installation capacity to handle projected increases in revenues and sales in 2007 and non-cash charges attributable to conversions of debt to equity. There is limited operating and financial information to evaluate our historical performance and our future prospects and our Auditors have qualified their opinion on our financial statements for the year ended December 31, 2007 with a note regarding our ability to continue as a going concern. We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability, and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

A general economic downturn could result in customers not purchasing our services.

Any decline in the general economy or concern about an imminent decline could delay decisions by prospective customers to make initial evaluations of, or investments in, our products. Any reduction of or delays in expenditures would harm our business.

Our future growth will be harmed if we are unsuccessful in developing and maintaining good relationships with manufacturers and suppliers.

We rely on third party manufacturers and suppliers for certain components of our products and systems. Risks associated with our dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

We do not know if we will be able to maintain third party manufacturing and supply contracts on favorable terms, if at all, or that our current or future third party manufacturers and suppliers will meet our requirements for quality, quantity or timeliness. Our failure to identify, establish, expand and maintain good relationships with quality marketing and distribution entities could have a material and adverse effect on our business.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management, operations and financial resources. To achieve our plan, we must cost-effectively hire and train additional marketing, sales, finance, planning, administrative and management personnel, and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. We do not know if we will be able to expand our business rapidly enough or adequately manage this growth. If we do not accurately predict demand for our services, we may have too much or too little delivery capacity. If we overestimate demand, we may incur fixed production expenses that are excessive, which would have a material and adverse effect on our operating results.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop and maintain competitive products; enhance existing products by adding innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as management anticipates. The failure of our technologies or products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

We face intense competition from other providers of similar services.

We face intense competition in the markets in which we operate. Companies competing with us may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us.

Certain present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations and financial results.

The market value of our common stock may be adversely affected if we are not able to fund our expansion

If we are unable to generate on our own the necessary funds for the further development and growth of our business, we may be required to seek additional capital. In addition, if our plans or assumptions with respect to our business change or prove to be inaccurate, we may be required to use part or all of the net proceeds of our recent private placements to fund such expenses and/or seek additional capital. This will depend on a number of factors, including, but not limited to: (i) our ability to successfully market our products and services; (ii) the growth and size of the security industry; (iii) the market acceptance of our products and services; and (iv) our ability to manage and sustain the growth of our business. If we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience dilution or a reduction in priority of your securities.

Changes in legislation or governmental regulations or policies can have a significant impact on our financial condition, results of operations and cash flows.

We operate in regulated industries. Our operations are subject to regulation by a number of federal agencies with respect to safety of operations and equipment and financial responsibility. Intrastate operations in the United States are subject to regulation by state regulatory authorities. Our Company and our employees are subject to various U.S. federal, state and local laws and regulations, including many related to consumer protection. Most states in which we operate have licensing laws covering the monitored security services industry. Our business relies heavily upon wireline telephone service to communicate signals, and wireline telephone companies are regulated by both the federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations changed or we failed to comply, our financial condition, results of operations and cash flows could be materially and adversely affected.

We could face product liability claims relating to products we manufacture or install. These claims could result in significant costs and liabilities and reduce our profitability.

We face exposure to product liability claims in the event that any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which could result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Any claim or product recall could result in adverse publicity against us, which could adversely affect our financial condition, results of operations and cash flows.

We depend on our manufacturers, some of which are our sole source for specific products, and our business and reputation would be seriously harmed if these manufacturers fail to supply us with the products we require and alternative sources are not available.

We have relationships with a number of manufacturers for a supply of certain of our products. Our success depends in part on whether our manufacturers are able to fill the orders we place with them and in a timely manner. If any of our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Although we continually evaluate our relationships with manufacturers and plan for contingencies if a problem should arise with a manufacturer, finding new manufacturers that offer a similar type of product would be a complicated and time consuming process and we cannot assure you that if we ever need to find a new manufacturer for certain of our products we would be able to do so on a completely seamless basis, or at all. Our business, results of operation and reputation would be adversely impacted if we are unable to provide our products to our customers in a timely manner.

The failure of our systems could result in a material adverse effect.

Our operations are dependent upon our ability to support a complex network infrastructure and avoid damage from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by us. Any damage or failure that causes interruptions in the service provided by us could have a material adverse effect on our business, operating results and financial condition.

Our product offerings involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability.

Some of our products and services are designed for medium to large commercial facilities desiring to protect valuable assets and/or prevent intrusion. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control.

If we do not protect our proprietary technology and intellectual property rights against infringement or misappropriation and defend against third parties assertions that we have infringed on their intellectual property rights, we may lose our competitive advantage, which could impair our ability to grow our revenues.

We do not have patent protection with respect to any of our products or systems. As a result, other parties may attempt to copy aspects of our systems or to obtain or use information that is proprietary. The scope of any intellectual property rights that we have is uncertain and is not sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. We may not have the financial resources to prosecute any infringement claims that we may have or defend against any infringement claims that are brought against us, or choose to defend such claims. Even if we do, defending or prosecuting our intellectual property rights will divert valuable working capital and management’s attention from business and operational issues.

If we infringe the rights of others we could be prevented from selling products or forced to pay damages.

If our products, methods, processes, and other technologies are found to infringe the proprietary rights of other parties, we could be required to pay damages, or we may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

Our business may subject us to risks related to nationwide or international operations.

If we offer our products and services on a national, or even international, basis, distribution would be subject to a variety of associated risks, any of which could seriously harm our business, financial condition and results of operations.

These risks include:

•	greater difficulty in collecting accounts receivable;

•	satisfying import or export licensing and product certification requirements;

•	taxes, tariffs, duties, price controls or other restrictions on out-of-state companies, foreign currencies or trade barriers imposed by states or foreign countries;

•	potential adverse tax consequences, including restrictions on repatriation of earnings;

•	fluctuations in currency exchange rates;

•	seasonal reductions in business activity in some parts of the country or the world;

•	unexpected changes in local, state, federal or international regulatory requirements;

•	burdens of complying with a wide variety of state and foreign laws;

•	difficulties and costs of staffing and managing national and foreign operations;

•	different regulatory and political climates and/or political instability;

•	the impact of economic recessions in and outside of the United States; and

•	limited ability to enforce agreements, intellectual property and other rights in foreign territories.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as product liability claims or other litigation; the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance.

As a public company, we will incur substantial expenses.

We are publicly-traded and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were privately-held. In addition, we will incur substantial expenses in connection with the preparation of Registration Statements and related documents with respect to the registration of shares issued in our offerings. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Our management team does not have extensive experience in public company matters.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. We cannot give assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the adoption of the Sarbanes-Oxley Act of 2002. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are delayed in complying or unable to comply with Sarbanes-Oxley’s internal control requirements, we may experience delay in obtaining the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies commencing after December 15, 2008 to obtain or may not be able to obtain those certifications at all.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares.

Our common stock is thinly traded on the OTC Bulletin Board, and we cannot give assurance that our common stock will become liquid or that it will be listed on a securities exchange.

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the NASDAQ National Market or NASDAQ Capital Market). We cannot give assurance that we will be able to meet the listing standards of any stock exchange, such as the American Stock Exchange or the Nasdaq National Market, or that we will be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices. Our common stock is currently quoted on the OTC Bulletin Board. Until our common stock is listed on an exchange, we expect that it will continue to be quoted on the OTC Bulletin Board. In this venue, however, an investor may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital.

The offering price of the Series A convertible preferred stock, 5% secured debentures and warrants were not determined by traditional criteria of value.

The offering price of the shares of our Series A convertible preferred stock, 5% secured debentures and the exercise price of the warrants issued and issuable in our recent private placements were arbitrarily established and were not determined by reference to any traditional criteria of value, such as book value, earnings or assets.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 2.	Description of Property

          Our corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet of office space expiring in January, 2009. We also maintain a 3,200 square foot communications and training facility in Toms River, New Jersey under a lease which expires in April 2010. We maintain a 3,700 square foot assembly and technical facility in Dayton, Ohio under a lease expiring in June 2008 and approximately 2,000 square feet of office space in Nesconsset, New York under a lease expiring at the end of 2008. We also operate small sales and warehousing offices in Massachusetts, Virginia and Maryland

          We believe that our facilities are adequate and suitable for our current operations. To the extent that other space is required, we believe that such space is readily available.

Item 3.	Legal Proceedings

          We are not currently a party to any litigation which, if adversely decided, would have a material adverse impact on our financial condition, results of operations or business.

Item 4.	Submission of Matters to a Vote of Security Holders

          During the quarter ended December 31, 2007, no matter was submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

          Our common stock is quoted on the OTC Bulletin Board under the symbol VMSY.OB. Prior to July 17, 2007, there was no trading in our common stock. The last sale price of our common stock on April 14, 2008 was $1.01. As of April 14, 2008, there were approximately 100 holders of record of our common stock.

          We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. The terms of our 5% secured convertible debentures prohibit the payment of dividends.

          The following table sets forth information with respect to the trading price of our common stock as reported by the OTC Bulletin Board during the year ended December 31, 2007:

Fiscal Year Ending December 31, 2007	Low	High

First Quarter	—	—
Second Quarter	—	—
Third Quarter	$2.10	$4.00
Fourth Quarter	$0.55	$3.50

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Overview

          On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, we changed our corporate name from Wildon Productions, Inc. to Visual Management Systems, Inc. and the former stockholders of Visual Management Systems Holding, Inc. received shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger. In addition, our board of directors was reconstituted at the effective time of the merger with designees of Visual Management Systems Holding, Inc. replacing our then current board of directors. Further, at the effective time of the merger, we abandoned our prior business plan and the operations of Visual Management Systems Holding, Inc. acquired as a result of the merger became our sole line of business. The merger transaction was therefore accounted for as a reverse acquisition with Visual Management Systems Holding, Inc. as the acquiring party and Visual Management Systems, Inc. (formerly Wildon Productions, Inc. ) as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Visual Management Systems Holding, Inc., unless the context otherwise requires. The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

          Simultaneously with the merger, we completed the initial closing of a private placement of investment units consisting of shares of Series A Convertible Preferred Stock and common stock purchase warrants, which we sometimes refer to in this Report as our October 2007 Private Placement. We issued a total of 616 investment units representing a total of 616 shares of Series A convertible preferred stock and warrants to acquire 616,000 shares of our common stock in the October 2007 Private Placement, which was completed on October 25, 2007. On November 30, 2007, we completed a private placement of $3.75 million aggregate principal amount of 5%

secured convertible debentures and warrants to acquire 11,250,000 shares of our common stock to three affiliated institutional investors, which we sometimes refer to in this Report as our November 2007 Private Placement The terms of the securities issued in our October 2007 Private Placement and our November 2007 Private Placement are described under “Recent Financing Activity” below.

Results of Operations for the Years Ended December 31, 2007 and 2006

Net Revenues

          Net revenues increased approximately $1.8 million, or 40.5% to approximately $6.3 million during the year ended December 31, 2007 from approximately $4.5 million during the year ended December 31, 2006. The increase in revenues reflects increased sales efforts, primarily through an increase in the number of sales staff employed by the Company.

Cost of Goods Sold

          Total cost of goods sold increased approximately $1.0 million, or 40.8% to approximately $3.4 million for the year ended December 31, 2007, from approximately $2.4 million during the year ended December 31, 2006. This increase was primarily due to increased revenues.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the year ended December 31, 2007 increased to approximately $2.9 million from approximately $2.1 million for the year ended December 31, 2006, and gross profit as a percentage of remained consistent at 46.3% for the year ended December 31, 2007 compared with 46.4% for the year ended December 31, 2006.

Operating Expenses

          Operating expenses increased approximately $4.8 million to $8.4 million for the year ended December 31, 2007, from approximately $3.7 million for the year ended December 31, 2006.

          This increase was primarily attributable an increase in employee related expenses due to increased sales and telemarketing functions of approximately $2.6 million, additional professional fees of $0.7 million, increased investor relations costs of $0.5 million, an increase in marketing and advertising expenses to $0.1 million, an increase in office and other miscellaneous costs to $0.7 million, increased costs due to an accrual for late filing of a registration statement of $0.3 million and an increase of stock based compensation by $0.5 million

Debt Conversion Expense

          Debt conversion expense increased by approximately $0.5 million to $0.8 million for the year ended December 31, 2007 from approximately $0.3 million for the year ended December 31, 2006. This increase was attributable to additional costs for conversions from debt to equity in 2007.

Interest Expense

          Interest expense for the year ended December 31, 2007 increased to approximately $3.4 millions, from $60,075 in the year ended December 31, 2006. The increase was primarily the result of (i) higher deferred debt amortization, totaling approximately $3.1 millions (ii) interest on bridge loans and convertible debt of approximately $0.1 million, (iii) and approximately $0.2 million in connection with the issuance of debt securities and warrants.

Income Tax Expense (Benefit)

          We recorded a provision for federal, state and local income tax of approximately $4,060 for the year ended December 31, 2007.

Net Income (Loss)

          As a result of the items discussed above there was a net loss of approximately $9.8 million for the year ended December 31, 2007 compared with a net loss of approximately $1.9 million for the year ended December 31, 2006. In addition we recorded a deemed dividend on the issuance of preferred stock of $0.6 million, which made the net loss applicable to common stockholders of approximately $10,413,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

          General. Expansion of our operations required increased expenditures for marketing and personnel. We encountered legal, accounting, filing and other professional costs associated with our reverse acquisition transaction completed in July 2007. We did not receive all of the anticipated benefits of the private placement offering that we conducted in connection with our reverse acquisition transaction as the offering was not fully subscribed as of final closing on October 25, 2007. This situation adversely impacted our liquidity. To address this situation in a pro-active manner we conducted a private offering of 5% secured debentures in November 2007 and implemented a reduction in force (RIF) initiative effective November 16, 2007, pursuant to which we restructured certain departmental responsibilities and the allocation of assets. This restructuring consolidated certain job responsibilities which resulted in the elimination of various support and clerical positions representing approximately 20% of our work force. Management believes these actions, along with other cost cutting measures will allow us to achieve a positive cash flow position in 2008 and that the realignment of certain departmental responsibilities will increase our competitiveness.

           Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. At December 31, 2007, we had cash of $707,025, a working capital deficit of $587,279, stockholders’ deficit of $1,146,852, and an outstanding balance of $383,688 of debt, plus $2,818,334 of convertible debt shown on the balance sheet due to a beneficial conversion $723,333. In comparison, at December 31, 2006, we had cash and equivalents of approximately $963, a working capital deficit of approximately $554,621, an outstanding balance of $321,423 of other debt. Our financial condition as of December 31, 2007 raises doubt as to our ability to continue our normal business operations as a going concern.

          Cash increased from $963 at December 31, 2006 to $707,025 at December 31, 2007, primarily as a result of (i) $2,676,674 of net proceeds from the sale of convertible debentures, (ii)

$1,286,200 of proceeds from the sale of convertible preferred stock, (iii) proceeds from the sale of common stock of $871,230, (iv) proceeds from long term debt and notes of $666,000. This was offset by (i) repurchase of treasury stock of $150,000, (ii) repayment of debt obligations of $483,305, (iii) payments on capital leases of $116,508, (iv) repayment of loans to stockholders of $10,943, (v) purchases of capital assets of $99,471, and (vi) cash used for operating activities of $3,941,099.

Commitments and Contingencies.

          We are a party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2007, $43,711 was outstanding under the loan agreement.

          We are a party to a $50,000 line of credit with JPMorgan Chase Bank, N.A. which as of December 31, 2007 provided for interest at a rate of 8.75% per annum and which is payable in variable monthly installments. As of December 31, 2007, the outstanding balance on the line of credit was $49,981, which automatically renews every year until paid in full.

          We had $400,336 in principal balance on auto loans outstanding as of December 31, 2007. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

          We enter into operating leases in the ordinary course of business for office and warehouse space and equipment. The current outstanding value of leased equipment is $67,879.

          In September 2007 we issued a promissory note with a principal value of $250,000, at an annual interest rate of 8% and a maturity date of January 4, 2008 to an individual investor. As of December 31, 2007 the combined principal and interest due on the note was $256,180 As of the filing date hereof the note has neither been paid nor its term extended.

          Since January 1, 2008, we have been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 Private Placement. Monthly principal payments in the aggregate of $208,333 begin in November 2008. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. If the holders of the debentures voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $.50, subject to adjustment including full-ratchet anti-dilution protection. This could result in substantial dilution to our existing stockholders.

          Our ability to make payments of principal and interest required under the terms of the debentures will depend on our financial condition and resources available at the time that the payments become due. We have not made the interest payments due to the debenture holders on

January 1, 2008 or April 1, 2008 and the holders have made no request for us to do so. We expect to make these payments in the form of common stock when the resale registration statement we filed to register the shares issuable under the debentures becomes effective. It is likely that the other payments required under the debentures will be in the form of common stock until we achieve profitability.

Recent Financing Activity

SBA Insured Loan with Commerce Bank

          On December 4, 2007 we paid $103,305 in satisfaction of an outstanding Small Business Administration insured term loan agreement with Commerce Bank. This represented the total outstanding amount owed under the loan agreement and after final payment was received the loan agreement was terminated.

November 2007 Private Placement

          We issued $3.75 million in aggregate principal amount of 5% secured convertible debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of common stock at an exercise price of $1.15 per share in our November 2007 Private Placement. The following summarizes the terms of the debentures issued in our November 2007 Private Placement and is qualified by reference to the form of debenture filed as an exhibit to the Form 8-K we filed with the SEC on December 3, 2007.

•	Term. The debentures are due and payable on May 31, 2010.

•	Interest. Interest accrues at the rate of 5% per annum and is payable quarterly on April 1, July 1, October 1 and December 1, commencing on January 1, 2008.

•	Monthly Principal Payments. Monthly principal payments equal to 1/18th of the principal amount due under each debenture begin November 1, 2008 and continue through May 31, 2010.

•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $.50, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a 9.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. The number of shares issuable upon conversion of the debentures is determined by dividing the stated principal amount being converted by the conversion price then in effect. As a result, if the holders of the debentures had elected to convert the entire $3,750,000 aggregate principal amount of the debentures in full on November 30, 2007, they would have received 7,500,000 shares of our common stock. Inasmuch as the amount paid for the debentures was $3,000,000, the actual cost per share would have been $.40. On November 30, 2007, the closing price of our common stock on the OTC Bulletin Board was $1.12 per share. As a result, the aggregate dollar value of the shares issuable upon conversion as of the date of the issuance of the debentures was $8,400,000.

•

Forced Conversion. Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a 9.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds $2.88 for 20 trading days out of a consecutive 30 trading day period.

          The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, our common stock ceases to be eligible for listing or quotation on a trading market, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding, plus accrued interest and expenses. Our obligations under the debentures are secured by substantially all of our assets.

          In addition, the holders of the debentures have a right to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12-month anniversary of the effectiveness of the registration statement that we were required to file.

          In connection with our November 2007 Private Placement, we also entered into a registration rights agreement dated November 29, 2007, with the institutional investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants. We also agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the “Securities Act.” If the registration statement was not declared effective by March 30, 2008, or if we fail to maintain the effectiveness of the registration statement, or if we fail to respond in writing to comments made by the Commission in respect of the resale registration statement within 15 calendar days after receipt of those comments, we are required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in our November 2007 Private Placement and then held by such investor, and will be required to pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 20% of the aggregate purchase price paid by such investor in our November 2007 Private Placement. Our registration statement was not declared effective by March 30, 2008 and we did not respond to Commission comments regarding the registration statement within 15 days after receipt, and we are therefore in violation of this term of the registration rights agreement, and the liquidated damages detailed above are currently accruing. We have accrued an expense in the amount of $60,000 to reflect the additional expense we expect to incur as a result of this provision.

Issuance of Original Issue Discount Promissory Notes

          In November 2007 we issued a series of original issue discount promissory notes in the aggregate principal amount of $500,000, secured by executed but incomplete contracts for installation of our products, which yielded $395,200 of aggregate net proceeds to us. Among the recipients of these notes was Michael Ryan, a member of our board of directors who was issued a note which yielded $79,800 of net proceeds to us, with a principal amount due at maturity of $100,000. These original issue discount promissory notes were all paid in full in December 2007.

Promissory Note Due January 4, 2008

          In October 2007 we issued a promissory note in the principal amount of $250,000 which provided for interest at a rate of 8% per annum and a maturity date of January 4, 2008 to an individual lender. As of December 31, 2007 the combined principal and interest due on the note was $256,040. As of the date of filing of this Report, the note remains past due.

October 2007 Private Placement

          Contemporaneous with our acquisition of Visual Management Systems Holdings, Inc., we issued 481 units, with each unit consisting of one share of Series A convertible preferred stock and a warrant to purchase 1,000 shares of common stock at an initial exercise price of $3.50 per share. Each share of Series A convertible preferred stock has a $2,500 liquidation preference and was initially convertible into shares of common stock at a conversion price of $2.50 per share, subject to adjustment to protect against dilution under certain circumstances. As a result of the November 2007 Private Placement, the conversion price of the Series A convertible preferred stock and the exercise price of the warrants has been adjusted to $.40 per share.

          Additional closings of the private placement took place through October 2007 and, we issued a total of 616 shares of Series A convertible preferred stock and warrants to acquire 616,000 shares of common stock to investors. The net proceeds of the October 2007 Private Placement, after deducting $123,091 of commission and $112,436 of expenses paid to our placement agent, were approximately $1,286,000.

          In connection with the October 2007 Private Placement, we agreed to file a registration statement covering the resale of shares of common stock that may be issued to the holders of the Series A convertible preferred stock and the warrants. We are obligated to maintain the effectiveness of the resale registration statement from its effective date through and until the earlier of 48 months after the effective date or the date upon which all shares may be sold under Rule 144(k) of the Securities Act of 1933. Because the registration statement we filed in December 2007 was not declared effective by February 25, 2008, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock will be increased, subject to the limit described below, by two percent for each month (or portion thereof) that the resale registration statement is not effective.

          We are required to use our best efforts to respond to any SEC comments on the resale registration statement on or prior to the date which is twenty (20) business days from the date such comments are received. In the event that we fail to respond to such comments within twenty (20) business days, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that a response to the comments to such shelf registration statement has not been submitted to the SEC.

          The aggregate increase in the number of shares issuable upon the conversion of the Series A convertible preferred stock by reason of our failure to respond to SEC comments or have the resale registration statement declared effective shall in no event exceed twenty percent (20%). As of December 31, 2007, management expected that the registration statement would be declared effective by late April 2008. As a result, a contingent liability representing two months of accrued penalties of $205,436 was recorded as of December 31, 2007. We are currently seeking a waiver to eliminate the penalties from the investors who participated in the October 2007 Private Placement. No assurance can be given that a waiver will be obtained or that additional penalties will not accrue.

Private Placement of Convertible Notes.

          In March 2007, Visual Management Systems Holding, Inc. issued $125,000 aggregate principal amount of notes and warrants to acquire an aggregate 200,000 shares of common stock at an exercise price of $1.25 per share to three investors in a private offering. The notes were convertible into common stock of Visual Management Systems Holding, Inc. at a conversion price of $.625 per share and provided for a maturity date of September 26, 2007. As a result of our acquisition of Visual Management Systems Holding, Inc. pursuant to the merger transaction completed in July 2007, the convertible notes became convertible into shares of our common stock at a conversion price of $1.25 per share and the warrants become exercisable for an aggregate 100,000 shares of common stock at an exercise price of $2.50 per share.

          In September 2007, the holders of the convertible notes exchanged the convertible notes for new convertible notes in the aggregate principal amount of $150,000. As a result of the November 2007 Private Placement, the exercise price of the new convertible notes and the exercise price for the warrants issued to the holders of the convertible notes was adjusted to $.40 per share pursuant to the anti-dilution provisions of those securities.

          In December 2007, principal payments of $30,000 were made to a holder of a convertible note and $120,000 principal amount of the convertible notes was converted into 300,000 shares of our common stock.

Item 7.	Financial Statements

          The financial statements of the Company called for by this item are set forth herein commencing on page F-1 of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Effective July 30, 2007, we replaced our independent auditor, Manning Elliott LLP (“Manning Elliott”). Manning Elliott’s reports on our financial statements for the fiscal year ended February 28, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          The decision to change accountants was approved by our Board of Directors.

          During the two most recent fiscal years and the subsequent interim period through July 30, 2007, there were no disagreements between us and Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott, would have caused Manning Elliott to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such periods.

          On July 30, 2007, we appointed Sobel & Co., LLC (“Sobel & Co.”) as our registered public accounting firm. The decision to appoint Sobel & Co. was approved by our Board of Directors.

          During our two most recent fiscal years and any subsequent interim period prior to the engagement of Sobel & Co., neither we nor anyone on our behalf consulted with Sobel & Co. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of a “disagreement” as such term is described in Regulation S-B, Item 304 (a) (1) (iv).

Item 8A.	Controls and Procedures

          As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

          The evaluation made by our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation, and the effect of the controls on the information generated for use in this annual report and previous reports to the Commission. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

          Amongst the topics addressed by the evaluation were

•

The November 2007 determination by our management and the Audit Committee of our Board of Directors that it was necessary to restate our Consolidated Statements of Operations for the three and six month periods ended August 31, 2007 due to the inclusion of certain inter-company sales in such items.

•

The April 2008 determination by our management and the Audit Committee of our Board of Directors that it was necessary to again restate our financial statements for the three and six months ended August 31, 2007 and the three and nine months ended September 30, 2007, as well as the pro forma financial statements submitted with our Form 8-K/A filed with the SEC on January 31, 2008.

          As a result of the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of the date of evaluation, our disclosure controls and procedures were not in fact effective due to deficiencies in our accounting practices relating to revenue recognition, inventory, cost of goods sold and equity. They then concluded that our disclosure controls and procedures had also not been effective for relevant portions of 2007.

          These failures resulted from:

•	misunderstandings of certain applications of Generally Accepted Accounting Principles (GAAP) and poor oversight and management of accounting staff and technology by our former Chief Financial Officer;

•	deficiencies in our information technology relating to inventory control, revenue recognition, financial forecasting and the management of inter-company transactions;

•	a lack of uniformity in accounting policies across subsidiaries which allowed and increased the number of undetected discrepancies in inter-company transactions;

•	the lack of a formal documented closing process for period ends; and

•	the lack of a formal process for developing recent period results or forward looking financial forecasts.

          We have taken steps to improve our disclosure controls and procedures, including the replacement of our Chief Financial Officer, the hiring of in-house legal counsel, continued utilization of the oversight of an outside accounting firm in the preparation of our financial statements, retaining additional experienced independent accounting consultants, reorganizing our accounting department, obtaining and implementing new policies for the entry and maintenance of financial records, the development of processes for taking more frequent physical inventory, and obtaining approval from our Board of Directors to substantially upgrade our accounting software. In addition, we have engaged Withum Smith & Brown Global Assurance to evaluate our internal controls over financial reporting and assist us in developing internal controls which will enable us to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Other than the changes described above, there have been no other changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

          Management will continue to scrutinize the steps we have detailed above to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. If upon further evaluation the steps detailed above prove too slow or insufficient in their totality to meet that goal, we will develop a new plan which includes changes necessary to ensure that we comply with all relevant Commission rules and forms.

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

          Sobel & Company was not required and did not perform a review of the internal controls of the Company.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position

Jason Gonzalez	37	President, Chief Executive Office and Director
Michael Ryan	50	Director
Colonel Jack Jacobs	63	Director
Martin McFeely	53	Director
Robert Moe	58	Director
Kevin Sangirardi	37	Director of Operations
Frank Schmid	45	Interim Chief Financial Officer
Caroline Gonzalez	34	Chief Operating Officer
Jonathan Bergman	50	Vice President Marketing and Sales
W. Geoffrey Martin	32	General Counsel

          Jason Gonzalez is the founder of Visual Management Systems Holding, Inc. and has been involved in the security industry for five years. Prior to launching Visual Management Systems Holding, Inc., he served as Chief Operating Officer for Infinite Sales, Inc., a wholly owned subsidiary a of Freedom Systems, Inc., a leading distributor of DVRs in the United States. Mr. Jason Gonzalez was at Freedom Systems, Inc. from February 2002 until August 2003. Before his appointment to Chief Operating Officer, Mr. Gonzalez served in various capacities for Freedom Systems, Inc. in sales and sales management. Prior thereto he was employed by Merrill Lynch as a vetting manager in ML Direct technology banking. He also worked for Olde, and William R. Hough & Co. as a registered representative, general and municipal securities principal. Mr. Gonzalez graduated from Embry-Riddle Aeronautical University where he earned a BS in Aviation Business Administration. He completed an additional 20 credits in

Aeronautical Science and Aerospace Engineering. Mr. Gonzalez is a graduate of the SIA Securities Industry Institute. Mr. Gonzalez and Caroline Gonzalez are husband and wife.

          Michael Ryan joined our Board of Directors in July 2007 and has spent over 20 years in the security industry. He owns and operates Fire Code Services, a New Jersey based fire protection systems and services business. Fire Code Services provides fire safety equipment to skyscrapers throughout New York City and New Jersey. Mr. Ryan also owns a successful Jersey City Restaurant, PJ Ryan’s, and is a VMS customer through this business.

          Colonel Jack Jacobs U.S. Army (Retired), who joined our Board of Directors in July 2007, earned the Medal of Honor for exceptional heroism on the battlefields of Vietnam. He also holds three Bronze Stars and two Silver Stars. Colonel Jacobs served on the faculty of the U.S. Military Academy at West Point and the National War College in Washington, D.C. After retirement, he founded and was chief operating officer of Auto Finance Group. He has served as a managing director of Bankers Trust Co. and later co-founded an investment management business for Lehman Brothers. He is a member of the Council on Foreign Relations and is a director of the Medal of Honor Foundation. Colonel Jacobs currently serves as a military analyst for NBC/MSNBC.

          Martin McFeely, who joined our Board of Directors in July 2007, has served as Chief Financial Officer of Quick Service Management, the parent company of El Rancho Foods, which operates approximately 89 Taco Bell and other franchises.

          Robert Moe, who joined our Board of Directors in July 2007, is the founder and chief executive officer of RAM Capital Corp., an investment banking firm specializing in providing industry specific financial and operational advisory services to companies seeking to implement and finance high growth strategies.

          Frank Schmid joined Visual Management Systems, Inc. in October 2007 as Controller and was promoted to Interim Chief Financial Officer in February 2008. Prior to joining us, Mr. Schmid served as Controller for Flagship Marinas Management, LLC from March 2007. From 2003 until joining Flagship Marinas Management, Mr. Schmid provided Controller services on a contract basis to several companies, including Xponetial, Iinc., Miles Properties, OmniFitness equipment and OmniCorp Group. He holds a BA in Economics from Rutgers University, an MBA in Finance from Rutgers Graduate School of Management, and a CPA license in the State of Georgia.

          Kevin Sangirardi joined Visual Management Systems Holding, Inc. in January 2004. Mr. Sangirardi has over fifteen years of experience in Security Installation and Management. From 1999 until 2004, Mr. Sangirardi was employed by Freedom Systems, Inc, as Director of Operations. Prior to joining Freedom Systems, Inc., he served in various capacities for Slomins International and World Wide Security Services. Mr. Sangirardi graduated from Delhi University, New York with an A.O.S. in Electrical Engineering. He carries licenses and certifications from NICET and National Alarm Association of America Certificate of Training. He also holds a New York State Burglar and Fire Alarm License, Commonwealth of Virginia Department of Criminal Justice Compliance Agent License, Connecticut L5 Low Voltage Electrical License, Massachusetts Class D Low Voltage Electrical License and a New Jersey Fire and Burglar Alarm License.

          Caroline Gonzalez joined Visual Management Systems Holding, Inc. in 2004 and currently serves as our Chief Operating Officer. In this capacity she manages vendor and key client relationships, oversees manufacturing and installation operations and develops training programs. From inception until August 2006, Ms Gonzalez co-managed Visual Management Systems Holding, Inc.’s financial operations as controller. Ms. Gonzalez brings franchise operations experience to our Company, having served from 1997 until 2001 as Director of Education and General Manager for two different franchisees of Sylvan Learning Centers where she was responsible for four different centers in multiple states. Mr. Gonzalez also worked in public education from 1997 until 1999 and for the 2001 and 2002 school years. She graduated from the University of Central Florida with a BS in Elementary Education and is the wife of Jason Gonzalez.

          Jonathan Bergman joined Visual Management Systems Holding, Inc. in September 2003 as Vice President-Marketing and Sales. From 2001 to August 2003, he served in various capacities for Freedom Systems, Inc, including Loss Prevention Consultant, Area Manager and Regional Manager. From 1996 to 2001, Mr. Bergman served as a General Manager and the Director of Food and Beverage Operations for Inn America Hospitality. Prior thereto he owned and operated Advantage Building Maintenance, a general building services contractor. Mr. Bergman attended NY City Technical College and Florida International University and earned his AS in Business Management and his BS in Hospitality/Business Management.

          W. Geoffrey Martin was hired to serve as our General Counsel in November 2007. Mr. Martin is admitted to the bar of the State of Illinois, and from January 2006 until his hiring, operated his own law firm specializing in commercial litigation.. Mr. Martin received his Juris Doctorate from the University of Illinois in 2005, and graduated from the University of Illinois in May 1999. Mr. Martin has extensive financial services experience and served as a financial product designer for US Bancorp from January to September 2002 and as both a project manager for financial software development and as an Assistant Vice President for business development and marketing for Merrill Lynch from June 1999 until September 2001.

Item 10.	Executive Compensation

Executive Compensation

          The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Visual Management Systems Holding, Inc. for the years ended December 31, 2007 and 2006 of the Chief Executive Officer and each other executive officer whose total annual compensation for the year ended December 31, 2007 exceeded $100,000 (the “named executive officers”). No other executive officer’s total annual salary and bonus for the year ended December 31, 2007 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)			Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Jason Gonzalez, President and Chief Executive Officer	2007 2006	$ $	136,923 80,273		$85,000 —	—		—		—	—	—	$ $	221,923 80,273

Jonathan Bergman, Vice President- Marketing and Sales	2007 2006	$ $	111,692 80,609		$62,500 —	—		$98,708	(1)	—	— —	—	$ $	174,192 179,317

Kevin Sangirardi, Director of Operations	2007 2006	$ $	118,713 59,324		$62,500 —	—		$98,708	(1)	—	—	—	$ $	181,213 158,032

Howard Herman, Former Chief Financial Officer	2007 2006	$ $	123,130 38,915		$62,500 —	—	$ $	198,825 99,413	(2)	—	—	—	$ $	384,455 138,328

Caroline Gonzalez, Chief Operating Officer	2007 2006	$ $	114,160 19,200	$ $	62,500 1,184	— —		$165,625 —	(3)				$ $	342,285 20,384

(1)

On June 22, 2005, each of Mr. Bergman and Mr. Sangirardi was granted an option to purchase 450,000 shares of Visual Management Systems Holding, Inc. common stock. Options with respect to 225,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 225,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $0.44 per share. Each of Mr. Bergman and Mr. Sangirardi was issued options to acquire 225,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc.

(2)	On July 1, 2006, Mr. Herman was granted an option to purchase 250,000 shares of Visual Management Systems Holding, Inc. common stock. Options with respect to 125,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 125,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $1.59 per share. Mr. Herman was issued options to acquire 125,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc. As a result of the termination of Mr. Herman’s employment in February 2008, options with respect to 62,500 shares of common stock were terminated in accordance with the terms of our Equity Incentive Plan.

(3)

On February 28, 2007, Ms. Gonzalez was granted an option to purchase 250,000 shares of Visual Management Systems Holding, Inc. common stock. Options with respect to 125,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 125,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $1.59 per share. Ms. Gonzalez was issued options to acquire 125,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc.

Outstanding Equity Awards at Fiscal Year-End

          The following table provides information about all equity compensation awards held by the named executive officers as of December 31, 2007. Dates of Grant in the following table reflect the date of reissuance of options to purchase the common stock of the company, which were exchanged for options to purchase the common stock of Visual Management Systems Holdings, Inc.:

OUTSTANDING EQUITY AWARDS

	Option Awards								Stock Awards

Name	Date of Grant(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jason Gonzalez, President and Chief Executive Officer	—	—		—		—	—	—	—	$—	—	$—

Jonathan Berman, Vice President- Sales and Marketing	7/17/07	225,000	(2)	—		—	$2.50	3/6/15	—	—	—	—

Kevin Sangirardi Director of Operations	7/17/07	225,000	(2)	—		—	$2.50	3/6/15	—	—	—	—

Howard Herman, Former Chief Financial Officer	7/17/07	62,500	(3)	—		—	$2.50	7/1/16	—	—	—	—

Caroline Gonzalez, Chief In Officer	7/17/07	—		125,000	(4)	—	$2.50	3/1/17

(1)	Reflects date that options to purchase shares of Visual Management Systems, Inc. were issued in exchange for options to acquire shares of Visual Management Systems Holding, Inc.

(2)

On June 22, 2005, each of Mr. Bergman and Mr. Sangirardi was granted an option to purchase 450,000 shares of Visual Management Systems Holding, Inc. common stock. Options with respect to 225,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 225,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150% risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $0.44 per share. Each of Mr. Bergman and Mr. Sangirardi was issued options to acquire 225,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc.

(3)

On July 1, 2006, Mr. Herman was granted an option to purchase 250,000 shares of VMS common stock. Options with respect to 125,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 125,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $1.59 per share. Mr. Herman was issued options to acquire 125,000 shares of common stock having an exercise price of $2.50 per share in exchange for the options to acquire our common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc. As a result of the termination of Mr. Herman’s employment in February 2008, options with respect to 62,500 shares of common stock were terminated in accordance with the terms of our Equity Incentive Plan.

(4)

On February 28, 2007, Ms. Gonzalez was granted an option to purchase 250,000 shares of Visual Management Systems Holding, Inc. common stock. Options with respect to 125,000 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 125,000 shares were scheduled to vest on the two year anniversary of the date of grant. The options had a term of ten years and an exercise price of $1.25 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5%; and expected life of 10 years. The weighted average fair value of these options was $1.59 per share. Ms. Gonzalez was issued options to acquire 125,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted an Equity Incentive Plan in connection with our acquisition of Visual Management Systems Holding, Inc. Following is a summary of the material terms of our Equity Incentive Plan.

          The purpose of the plan is to allow our employees, directors and consultants to participate in our growth and to generate an increased incentive for these persons to contribute to our future success and prosperity and to focus on its growth. Employees, directors and consultants are all eligible to receive awards under the plan. The plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee is authorized to grant:

•	Incentive stock options within the meaning of Section 422 of the Internal Revenue Code

•	Nonqualified stock options

•	Stock appreciation rights

•	Restricted stock grants

•	Deferred stock awards

•

Other stock based awards to employees of our Company and our subsidiaries and other persons and entities who, in the opinion of the Board of Directors, are in a position to make a significant contribution to the success of our Company and our subsidiaries.

          Upon the closing of our acquisition of Visual Management Systems Holding, Inc., we issued options to acquire 1,226,500 shares of our common stock having an exercise price of $2.50 per share in exchange for outstanding options to acquire Visual Management Systems Holding, Inc. common stock. The exercise of the options that we granted is conditioned upon our achieving annual revenues of $5,000,000 or more in a calendar year. A total of 2,088,126 shares of our common stock have been reserved for issuance under our Equity Incentive Plan.

          The Compensation Committee has the power to determine the terms of any awards granted under our Equity Incentive Plan, including the exercise price, the number of shares subject to the award and conditions of exercise. Awards granted under our Equity Incentive Plan are generally not transferable. The exercise price of all incentive stock options granted under our Equity Incentive Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant.

          As of December 31, 2007, the number of stock options outstanding under our Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance, was as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,172,000	(1)	$2.81	916,126

Equity compensation plans not approved by security holders	1,571,600	(2)	$0.50	—

Total	2,743,600		$1.48	916,126

(1)	Represents options issued under our Equity Incentive Plan upon completion of our acquisition of Visual Management Systems Holding, Inc.

(2)	Represents warrants issued to placement agents in connection with financing transactions.

Executive Officer Employment Agreements

          We are a party to employment agreements with each of our executive officers. Our agreement with Jason Gonzalez provides for base salary of $180,000 per annum, subject to an increase to (i) $200,000 per annum if our monthly gross sales reach $833,334 for three consecutive months, (ii) $250,000 if our monthly gross sales reach $1,666,667 for three consecutive months, and (iii) $300,000 if our monthly gross sales reach $2,000,000 for three consecutive months. If our annual gross sales reach $25,000,000 or more during any calendar year, Mr. Gonzalez’s base salary will be increased to $360,000 per annum and will be subject to annual increases of at least twenty-five percent thereafter or as otherwise determined appropriate by our Board of Directors or the Compensation Committee of the Board. Mr. Gonzalez is entitled to bonus compensation as determined by our Board of Directors. Among other perquisites, Mr. Gonzalez is entitled to a $1,000 per month automobile allowance.

          Mr. Gonzalez earned a bonus of $85,000 in 2007 pursuant to his employment agreement as a result of our annual net revenues exceeding $5,000,000. He will be entitled to a $50,000 bonus if annual net revenues exceed $7,500,000 (50% of which is payable in cash and 50% of which must be applied to the exercise of options to acquire our Company stock) and an additional $50,000 bonus if annual net revenues exceed $10,000,000 (50% of which is payable in cash and 50% of which must be applied to the exercise of options to acquire our Company stock). Bonus payments are due within ten business days after the applicable net revenue level is exceeded and are structured on a plateau basis. In years subsequent to years during which these revenue levels are exceeded, no revenue based bonuses will be required to be made under the employment agreement.

          Mr. Gonzalez’s employment agreement has a two year term which expires in April 2010 and provides for automatic successive one year renewal terms unless either party provides a notice of termination 60 days prior to the expiration of the agreement. If we terminate Mr. Gonzalez for “cause” (as defined in the employment agreement) or if he terminates the agreement without cause he will be prohibited from engaging in a competing business with us for 12 months following the termination. If we terminate Mr. Gonzalez without cause or if he terminates the agreement for cause, he is entitled to a single cash payment in an amount equal to to the greater of Executive’s prior year’s total earnings attributable to the company or one millions dollars (“$1,000,000”), plus payment of his pro rated bonus compensation and any accrued and payment for any unused vacation for the year of termination, as well as the cost of COBRA and group life insurance benefits for the 18 month period following termination.

          Our employment agreement with Caroline Gonzalez provides for an annual base salary of $150,000, subject to an increase to $165,000 if annual gross sales reach $10,000,000 or more, and $181,500 if annual gross sales reach $20,000,000 or more. If our annual gross sales reach $25,000,000 or more, Ms. Gonzalez’s salary will increase to $200,000 per annum and will be subject to annual increases of at least ten percent thereafter or as otherwise determined appropriate by our Board of Directors or the Compensation Committee of the Board. Ms. Gonzalez earned a bonus of $85,000 in 2007 pursuant to her employment agreement as a result of our annual net revenues exceeding $5,000,000, she will be entitled to an additional $50,000 bonus for the initial instance of annual net revenues exceeding $10,000,000 (50% of which is payable in cash and 50% of which must be applied to the exercise of options to acquire our Company stock). Each bonus payment is due within ten business days after the applicable net revenue level is exceeded. Ms. Gonzalez earned a $75,000 bonus in 2007.

          Ms. Gonzalez’s employment agreement has a two year term which expires in April 2010 and provides for automatic successive one year terms unless either party provides a notice of termination 60 days prior to the expiration of the agreement. The provisions of Ms. Gonzalez’s agreement with respect to termination and severance are substantially similar to the provisions of Mr. Gonzalez’s agreement, except that Ms. Gonzalez is entitled to severance compensation equal to her prior year’s annual salary if we terminate her without Cause or if she terminates the agreement for cause.

          Our employment agreements with Kevin Sangirardi and Jonathan Bergman have identical terms and provide for an annual base salary of $144,000, subject to an increase to $158,400 if annual gross sales reach $10,000,000 or more, and $172,240 if annual gross sales reach $20,000,000 or more. If our annual gross sales reach $25,000,000 or more, their salary will increase to $195,000 per annum and will be subject to annual increases of at least ten percent thereafter or as otherwise determined appropriate by our Board of Directors or the Compensation Committee of the Board. The bonus compensation payable to Mr. Sangirardi and Mr. Bergman is identical to the bonus payments payable to Ms. Gonzalez under her employment agreement., and each of Mr. Sangirardi and Mr. Bergman earned a bonus of $85,000 in 2007 as a result of our annual net revenues exceeding $5,000,000. The terms of the employment agreements between our Company and Mr. Sangirardi and Mr. Bergman with respect to termination and severance compensation are identical to the agreement between Mr. Gonzalez and us, except that each of Mr. Sangirardi and Mr. Bergman is entitled to severance compensation equal his prior year’s salary if we terminate him without cause or if he terminates the agreement for cause.

Director Compensation

          We did not pay any of our directors any cash compensation for serving as directors during 2007. During 2007, Visual Management Systems Holding, Inc. awarded options with respect to an aggregate of 80,000 shares of Common Stock to members of its Advisory Board who were subsequently appointed to our Board of Directors. These options were exchanged for options with respect to 40,000 shares of our common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc.. The following table sets forth information with respect to compensation paid to members of our Board for services rendered as directors in 2007 (including services provided as members of the Visual Management Systems Holding, Inc. Advisory Board).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason	$—	$—	$—		$—	$—	$—	$—
Gonzalez

Jack Jacobs	$—	$—	$11,925	(1)	$—	$—	$—	$11,925	(1)

Martin	$—	$—	$11,925	(1)	$—	$—	$—	$11,925	(1)
McFeely

Robert Moe	$—	$—	$11,925	(1)	$—	$—	$—	$11,925	(1)

Michael	$—	$—	$27,825	(2)	$—	$—	$—	$27,825	(2)
Ryan

(1)

Represents compensation expense recorded with respect to the grant of an option with respect to 15,000 shares of Visual Management Systems Holding, Inc. common stock made in March 2007 that was subsequently exchanged for an option to acquire 7,500 shares of our common stock that is fully exercisable. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5% and expected life of 10 years. The weighted average fair value of this option was $1.59 per share..

(2)

Represents compensation expense recorded with respect to the grant of an option with respect to 35,000 shares of Visual Management Systems Holding, Inc. common stock in March 2007 that was subsequently exchanged for an option to acquire 17,500 shares of our common stock that is fully exercisable. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 150%; risk free rate of return of 5% and expected life of 10 years. The weighted average fair value of this option was $1.59 per share.

Directors are reimbursed for travel expenses incurred in connection with attendance at Board and committee meetings.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 14, 2008, by each person who we know to beneficially own 5% or more of the 7,978,905 shares of our currently outstanding common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group. Except as indicated in the notes to the table, each of such stockholders maintains a business address at our headquarters at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755:

Name of Beneficial Owner	No. of Shares		Percentage of Shares Outstanding

Jason Gonzalez	3,338,974	(1)	42.08%
Caroline Gonzalez	3,338,974	(2)	42.08
Michael Ryan	17,500	(3)	(5)
Colonel Jack Jacobs	7,500	(3)	(5)
Robert Moe	7,500	(3)	(5)
Martin McFeely	7,500	(3)	(5)
Jonathan Bergman	225,000	(3)	2.74
Kevin Sangirardi	225,000	(3)	2.74
Frank Schmid	—		—
Enable Growth Partners L.P.	766,828	(4)	9.99
Enable Opportunity Partners L.P.	766,828	(4)	9.99
Pierce Diversified Strategy Master Fund, LLC	766,828	(4)	9.99
Directors and officers as a group (8 persons) (2)(3)	3,873,974		45.41%

(1)	Includes 575,000 shares beneficially owned by Mr. Gonzalez’s wife, Caroline Gonzalez. Mr. Gonzalez disclaims beneficial ownership of these shares.

(2)

Includes 2,871,474 shares held by Ms. Gonzalez’s husband, Jason Gonzalez and 62,500 shares subject to immediately exercisable options. Ms. Gonzalez disclaims beneficial ownership of the shares owned by Mr. Gonzalez.

(3)	Represents shares subject to immediately exercisable options.

(4)

Does not include 18,750,000 shares of our common stock acquirable upon the conversion of debentures and exercise of warrants held by the stockholder or its affiliates as described in the paragraph below, all of which are subject to conversion or exercise caps. Pursuant to the terms of the debentures and warrants referred to in the paragraph below, the number of shares of our common stock that may be acquired by the stockholder upon any conversion of the debentures is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by the stockholder and any other person or entities whose beneficial ownership of common stock would be aggregated with the stockholder for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. All of the Warrants held by the stockholder also include similar caps on the stockholder’s right to acquire shares of our common stock upon exercise of such warrants. Accordingly, in light of the beneficial ownership cap, the aforementioned entities are entitled to acquire in the aggregate 766,828 shares of our common stock.

This stockholder and its affiliates hold the following securities: (i) $3,294,000 principal amount original issue discount 5% secured convertible debenture acquired by Enable Growth Partners LP (“EGP”), an affiliate of Enable Opportunity Partners LP (“EOP”) and Pierce Diversified Strategy Master Fund LLC, ena. (“Pierce”), on November 30, 2007, initially convertible into 6,588,000 shares of our common stock; (ii) an immediately exercisable warrant to purchase 9,882,000 shares of our common stock at $1.15 per share held by EGP; (iii) $366,000 principal amount original issue discount 5% secured convertible debenture acquired by EOP, an affiliate of EGP and Pierce, on November 30, 2007, initially convertible into 732,000 shares of our common stock; (iv) an immediately exercisable warrant to purchase 1,098,000 shares of our common stock at $1.15 per share held by EOP; (v) $90,000 principal amount original issue discount 5% convertible debenture acquired by Pierce, an affiliate of EOP and EGP, on November 30, 2007, initially convertible into 180,000 shares of our common stock; and (vi) an immediately exercisable warrant to purchase 270,000 shares of our common stock at $1.15 per share held by Pierce. Brendan O’Neil is the Chief Investment Officer of each of EGP, EOP and Pierce and, as such, has the power to direct the vote and disposition of these shares. Mr. O’Neil disclaims beneficial ownership of these shares.

Each of EGP, EOP and Pierce may be contacted at One Ferry Building Ste. 225, San Francisco, California.

(5)	Less than one percent.

Item 12.	Certain Relationships and Related Transactions

          In November 2007, we issued an original issue discount promissory note in an aggregate principal amount of $100,000 to Michael Ryan, a member of our Board of Directors. The note yielded $79,800 of proceeds to us and was paid in full in December 2007.

          No written policy existed with respect to the review and approval of related party transactions until July 2007 when our Board of Directors appointed an Audit Committee consisting of Martin McFeely and Michael Ryan. In accordance with the Audit Committee Charter, any proposed transaction between us and a related party is subject to the review and approval of the Audit Committee.

          Each of Michael Ryan, Col. Jack Jacobs and Robert Moe qualifies as an independent director under the standards of the American Stock Exchange. Jason Gonzalez and Martin McFeely are not considered independent under such standards.

Item 13.	Exhibits

          Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.	Principal Accountant Fees and Services

          The following table sets forth the aggregate fees billed to us by Sobel & Co. LLC, our independent auditors for 2007 and 2006. Fees for 2006 were billed to Visual Management Systems Holding, Inc.:

	2007	2006
Audit Fees	$85,611	$32,253

Audit-Related Fees	—	—
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of our financial statements included in our Forms 10-QSB and Forms 8-K filed during the year ended December 31, 2007 and the registration statement we filed with the Securities and Exchange Commission in December 2007. Before Sobel & Co. LLC was engaged by us to render its audit services, the engagement was approved by the Audit Committee of our Board of Directors.

The Company did not incur any fees associated with non-audit services to Sobel & Co., LLC relating to the years ended December 31, 2007 and December 31, 2006.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUAL MANAGEMENT SYSTEMS, INC.

Date: April 15, 2008	By:	/s/ Jason Gonzalez

	Name:	Jason Gonzalez
	Title:	Chairman and Chief Executive Officer

          KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Jason Gonzalez as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2008		/s/ Jason Gonzalez
	Name:	Jason Gonzalez
	Title:	President, Chief Executive Officer and Director

Date: April 15, 2008		/s/ Frank Schmid
	Name:	Frank Schmid
	Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: April 15, 2008		/s/ Michael Ryan
	Name:	Michael Ryan
	Title:	Director

Date: April 15, 2008		/s/ Jack Jacobs
	Name:	Jack Jacobs
	Title:	Director

Date: April 15, 2008		/s/ Martin McFeely
	Name:	Martin McFeely
	Title:	Director

Date: April 15, 2008		/s/ Robert Moe
	Name:	Robert Moe
	Title:	Director

Visual Management Systems, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Visual Management Systems Inc. and Subsidiaries

Toms River, New Jersey

We have audited the accompanying balance sheets of Visual Management Systems Inc. and Subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations and changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Management Systems Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations; the Company has experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. These matters raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel & Co., LLC

Certified Public Accountants

April 15, 2008

Livingston, New Jersey

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

Assets	2007	2006

Current assets
Cash	$ 707,025	$ 963
Accounts receivable	296,447	383,718
Inventory	605,724	246,039
Prepaid expenses	23,931	14,257
Total current assets	1,633,127	644,977

Property and equipment - net	682,285	323,861
Deposits and other assets	102,308	58,324
Deferred financing costs - net	1,851,091	3,866

Total Assets	$ 4,268,811	$ 1,031,028

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	780,521	787,537
Accrued expenses and other current liabilities	764,605	226,510
Deferred revenue	—	22,086
Sales tax payable	38,727	22,531
Bank line of credit	49,981	46,697
Current maturity of convertible notes payable	208,333
Current portion of long-term debt	347,539	76,094
Current portion of obligations under capital leases	30,700	18,143
Total current liabilities	2,220,406	1,199,598

Convertible notes payable	2,818,334	—
(net of current maturities and unamortized discount of $723,333)
Long-term debt - net of current portion	346,509	298,267
Obligations under capital leases - net of current portion	37,179	12,213
Loans payable stockholders	—	10,943

Stockholders' deficit
Preferred stock	1	—
Common stock, $.001 par value; 50,000,000 shares authorized	7,379	5,651
Additional paid-in-capital	12,030,155	2,125,281
Accumulated deficit	(13,041,152)	(2,620,925)
Treasury stock	(150,000)	—
Total stockholders' deficit	(1,153,617)	(489,993)

Total liabilities and stockholder's deficit	$ 4,268,811	$ 1,031,028

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2007 and 2006

	2007	2006

Revenues - net	$ 6,315,622	$ 4,495,778

Cost of revenues	3,392,995	2,409,465

Gross margin	2,922,627	2,086,313

Operating expenses (including stock-based compensation
of $980,938 and $469,337 for 2007	8,486,494	3,689,171
and 2006 respectively)
Loss from operations	(5,563,867)	(1,602,858)

Other (income) expenses
Debt conversion expense	796,084	264,990
Interest income	—	(201)
Interest expense	3,420,634	60,075
Miscellaneous income	—	(1,108)
	4,216,718	323,756

Net loss before provision for income taxes	(9,780,585)	(1,926,614)

Provision for income taxes	4,060	—

Net loss	$ (9,784,645)	$ (1,926,614)

Deemed dividend on convertible preferred stock	635,582

Net income available to common	(10,420,227)

Weighted average shares outstanding	6,646,751	4,938,171

Per share data (basic and diluted)	(1.57)	(0.39)

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity (Deficiency)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)

January 1, 2006			4,895,000	2,501	612,304	$ -	$ (694,311)	$ (79,506)

Net Loss							(1,926,614)	(1,926,614)
Stock option grants					469,337			469,337
Stock warrant issuances					406,800			406,800
Conversion of convertible debt to stock			157,500	3,150	636,840			639,990

December 31, 2006	—	—	5,052,500	5,651	2,125,281	—	(2,620,925)	(489,993)

Operating Activity:
Net loss	—	—	—	—	—	—	(10,420,227)	(10,420,227)
Stock option expense	—	—	—	—	980,938	—	—	980,938

Pre-Merger Activity
Repurchase of stock into treasury	—	—	(247,235)	—	—	(150,000)	—	(150,000)
Sale of common stock	—	—	1,004,226	20,085	851,145	—	—	871,230
Redemption of stock warrants	—	—	568,200	11,364	578,680			590,044
Issuance of common stock for interest			1,600	32	3,968			4,000
Benefical conversion feature on convertible debt					125,000			125,000
Issuance of warrants to placement agent of convertible debt					22,678			22,678
								—
Merger Activity								—
Retirement of stock to treasury	—	—	(1,161,292)	—	—	—	—	—
Reverse merger into public shell	—	—		(31,914)	31,914	—	—	—
Issuance of stock in relation to merger	—	—	1,559,305	1,559	(1,559)	—	—	—
Issuance of common stock for consulting services			100,000	100	(100)			—

Post-Merger Activity

Issuance of common stock for services	—	—	100,000	100	389,900			390,000
Issuance of common stock for services			30,000	30	61,470			61,500
Issuance of preferred stock	616	1		—	635,582			635,583
Issuance of warrrants on preferred stock					903,065			903,065
								—
Issuance of common stock to placement agent			61,600	62	(62)			—
for financing services-pfd stock								—
Issuance of common stock to placement agent			10,000	10	24,990			25,000
for financing services-convertible debt								—
Issuance of warrants to placement agent of convertible debt					1,588,391			1,588,391
Conversion of debt to stock	—	—	300,000	300	325,740			326,040
Direct costs - preferred					(252,448)			(252,448)
Beneficial conversion feature on convertible debt					3,000,000			3,000,000
Deemed dividend on preferred stock					635,582			635,582

	—	—	—	—		—	—

December 31, 2007	616	$ 1	7,378,904	$ 7,379	12,030,155	$ (150,000)	$ (13,041,152)	$ (1,153,617)

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$ (9,784,645)	$(1,926,614)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	147,961	78,177
Non-cash interest on convertible debt	3,237,170
Bad debt expense	47,917
Stock-based compensation	980,938	876,137
Services paid in common stock	451,500
Amortization of convertible debt discount	110,667
Debt conversion expense	796,084	264,990
Bank overdraft	—	46,697
(Increase) decrease in operating assets	—
Accounts receivable	39,354	(145,101)
Inventory	(439,576)	(125,946)
Prepaid expenses and other assets	(9,674)	(8,801)
Other assets	(43,984)	(27,640)
Increase (decrease) in operating liabilities	—
Accounts payable	(7,016)	550,447
Change in deferred revenue	(22,086)	4,441
Accrued expenses and other current liabilities	538,095	201,420
Sales tax payable	16,196	(23,101)
Net cash used by operating activities	(3,941,099)	(234,894)

Cash flows from investing activities
Purchases of property and equipment	(99,471)	(22,374)
Payment of security deposit	—	(23,384)
Net cash used by investing activities	(99,471)	(45,758)

Cash flows from financing activities
Repayment of capital leases	(23,930)	(9,040)
Proceeds from convertible notes payable - net of	—
discount of $750,000	2,676,674	325,000
Interest paid in stock	4,000
Net change in line of credit	3,284	50,000
Proceeds from long-term debt and notes	666,000
Repurchase of stock into treasury	(150,000)
Principal payments on auto loans	(92,578)
Repayment of debt	(483,305)	(49,129)
Repayment of loans payable - stockholders	(10,943)	(46,118)
Sale of preferred stock	1,286,200	—
Proceeds from sale of common stock	871,230	—
Net cash provided by financing activities	4,746,632	270,713

Increase (decrease) in cash	706,062	(9,939)

Cash
Beginning of year	963	10,902
End of year	$ 707,025	$ 963

Supplemental disclosures of cash flow information

Cash paid for interest	$ 115,537	$ 55,157

Non-cash investing and financing activities
		—
Deemed dividend on preferred stock	635,582	—
Original issue discount on convertible debt	750,000	—
Conversion of debt to equity	120,000	375,000
Deferred financing costs on convertible debt	1,636,059	—
Intercompany transition from inventory to PPE	79,891	—
Additions to obligations under capital lease	61,453	8,000
Equipment acquisitions funded through debt	265,570	104,848
Merger adjustment	31,914	—

See report of independent registered public accounting firm and notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Description of Business Operations

          The accompanying audited financial statements have been prepared in accordance with the requirements of Form 10-KSB and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.

          The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products. The Company also sells, installs, upgrades and services Digital Video Recording Systems. The Company is New Jersey-based and began operations in June 2003.

          On July 17, 2007, Visual Management Systems, Inc. (formerly Wildon Productions Inc.) acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. in connection with the merger of its wholly-owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, Wildon Productions Inc. changed its name to Visual Management Systems, Inc., effected a 1 for 7 reverse stock split (which has been reflected throughout the financial statements and notes thereto) and the former shareholders of Visual Management Systems Holding, Inc. received shares of common stock representing approximately 76.5% of Visual Management Systems, Inc.’s outstanding common stock after giving effect to the merger and the cancellation of 476,428 shares of common stock that were surrendered by a shareholder for cancellation at or about the time of the merger. The transaction described above has been accounted for as a reverse merger (recapitalization) with Visual Management Systems Holding, Inc. being deemed the accounting acquirer and Visual Management Systems, Inc. (formerly Wildon Productions Inc.) being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Visual Management Systems Holding, Inc. and its subsidiaries for periods prior to the merger and of the consolidated entities from the date of the merger and thereafter. The basis of the assets and liabilities of Visual Management Systems Holding, Inc., the accounting acquirer, has been carried over in the recapitalization, and the financial statements have been adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

Note 2. Going Concern and Management’s Plan

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the funding of expansion of the business at the expense of short term profitability. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of and for the year ended December 31, 2007 and 2006, the Company had a cash balance of $713,790 and incurred a loss from operations of $4,216,718 and a net loss applicable to common stockholders of $10,413,462. The Company may incur additional losses for the foreseeable future and will likely need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as currently conceived. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

          The Company funded its operations during 2007 with the proceeds of the various financings it pursued in March, July, October and November 2007. These included the issuance of convertible notes in March 2007 which yielded net proceeds of $112,500 to the Company, a private placement of investment units consisting of shares of preferred stock and warrants with closing between July and October 2007 which yielded net proceeds of $1,286,000 to the Company, the issuance of a promissory note in October 2007 which yielded net proceeds of $250,000 to the Company the issuance of original issue discount promissory notes in November 2007 which yielded net proceeds to the Company of approximately $395,000, and the issuance of convertible debentures in November 2007 which yielded net proceeds to the Company of $2,676,674.

          The Company’s future operations pursuant it to its business plan are dependent upon management’s ability to find sources of additional capital. The Company needs to raise additional financing to fund its territory expansion, development of its VMS Financial Services and VMS PDG subsidiaries, and to enable it to develop or acquire value added intellectual property relevant to its industry. Without the money to fund these components of the business the Company’s competitive position may never mature to a point where the business plan will be attainable, and a substantial retrenchment of management’s plans may be necessary. The Company is examining a time period of the next six to twelve months to determine our capital needs, and plan to raise a round of five to six million dollars additional capital, with a third of that sum as soon as possible. If the Company is unsuccessful in raising funds or curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

          As of the filing date hereof the promissory note issued in October 2007 and due in January 2008 has neither been paid nor its term extended. If the note cannot be extended and is called by the Holder before the Company obtains new financing and the Company is unable to pay the note, this may generate an event of default under the convertible debentures issued in the Company’s November private placement, which would result in those debentures being made fully payable. The Company’s management has entered into negotiations with the holder of the promissory note to extend its term for a period sufficient for the company to obtain equity based financing or cash flow from operations adequate to satisfy the note.

          In connection with our November 2007 Private Placement, we also entered into a registration rights agreement dated November 29, 2007, with the institutional investors, pursuant to which we agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants. We also agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the “Securities Act.” If the registration statement was not declared effective by March 30, 2008, or if we fail to maintain the effectiveness of the registration statement, or if we fail to respond in writing to comments made by the Commission in respect of the resale registration statement within 15 calendar days after receipt of those comments we are required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in our November 2007 Private Placement and then held by such investor, and will be required to pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 20% of the aggregate purchase price paid by such investor in our November 2007 Private Placement. Our registration statement was not declared effective by March 30, 2008 and we did not respond to Commission comments regarding the registration statement within 15 days after receipt, and we are therefore in violation of this term of the registration rights agreement, and the liquidated damages listed above are currently accruing. We have accrued $60,000 to reflect the one month of additional expense we expect to incur as a result of this provision.

          In connection with the October 2007 Private Placement, we agreed to file a registration statement covering the resale of shares of common stock that may be issued to the holders of the Series A convertible preferred stock and the warrants. We are obligated to maintain the effectiveness of the resale registration statement from its effective date through and until the earlier of 48 months after the effective date or the date upon which all shares may be sold under Rule 144(k) of the Securities Act of 1933. Since the registration statement we filed with the Commission on December 21, 2007 was not declared effective by February 25, 2008, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock will be increased, by two percent for each month (or portion thereof) that the resale registration statement is not effective. The aggregate increase in the number of shares issuable upon the conversion of the Series A convertible preferred stock by reason of our failure to respond to SEC comments or have the resale registration statement declared effective shall in no event exceed twenty percent (20%). We have accrued $205,436 to reflect the two months of additional expense we expect to incur as a result of this provision.

Note 3. Significant Accounting Principles

Significant accounting policies followed by Visual Management Systems, Inc. and its wholly-owned subsidiaries in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of Consolidation.

The consolidated financial statements include the accounts of Visual Management Systems, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the valuation of accounts receivable, inventory, useful lives of property and equipment, deferred financing costs, certain accruals and liabilities and the estimated forfeitures of stock based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (further amended by SFAS 157-1 and SFAS 157-2) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 161, This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for year ended December 31, 2007 and 2006. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 14,772,100 shares of common stock and 1,195,000, as adjusted for reverse split at reverse merger in July 2007, at December 31, 2007 and 2006, respectively.

Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances and trade receivables. The Company maintains cash balances in excess of insured limits. The Company does not require collateral from its customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation charges with respect to property and equipment have been made by the Company using straight line and declining balances based on the following estimated useful lives:

Estimated Classification Life (Years)
Computer hardware and software 5 – 7
Furniture and fixtures 7
Machinery and equipment 5 – 7
Vehicles 5
Leasehold improvements - Shorter of useful life or life of lease

Expenditures for repairs and maintenance are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized and, therefore, are included in property and equipment.

Revenue Recognition.

The Company generates revenues from the sale and installation of remote management loss prevention systems, and the distribution of equipment relevant to that business. Revenue is recognized at the time of the installation or for distributed products, when products have been shipped, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectibility is reasonably assured.

Warranty Reserve

Our products are warranted against defects for twelve months following sale. The product manufacturer’s warranty is for the same 12 months. We reserve only for service costs incurred when performing warranty work. Costs incurred for warranty work is expensed in the period that the work is performed. Reserves for potential warranty claims are booked at the end of each quarter and based on the average number of return calls to a customer for warranty work. The reserve is based on several factors including historical sales levels and VMS’s estimate of repair costs. Warranty reserves are made for a quarter, as that is the longest length of time it takes to effect repairs to items under warranty.

Advertising.

Advertising costs are expensed as incurred and approximated $73,000 and $46,000 for the years months ended December 31, 2007 and 2006 respectively.

Income Taxes.

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

Equity Based Compensation.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Convertible Instruments

Note 5. Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, ordinarily requiring payment within 30 days from the invoice date. Interest is not charged on unpaid receivables with invoice dates over 30 days old, though we are permitted under the terms of our existing contracts and invoices to do so.

Accounts Receivable are stated in the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Trade receivables are presented on the balance sheet as outstanding amounts adjusted net of any allowance for bad debts. The Company maintains an allowance for doubtful receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.

The Company established an allowance account for amounts deemed uncollectible and for anticipated credits. Such allowance amounted to $47,916 at December 31, 2007 and $ 0 at December 31, 2006.

Accounts Receivable, net, at December 31, 2007 and 2006 consists of trade receivables from customers, less allowances for doubtful accounts, estimated future returns and customer rebates and credits.

Note 6. Inventory

Inventory, which consists of digital video recorders, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period. Currently we have no inventory reserve. We purchase the majority of our inventory for specific jobs, maintain approximately one month of inventory at any one time, and turn inventory twelve times a year. Operationally we do not allow our inventory to become obsolete, and in the rare case that an item becomes slightly aged, we have the ability to rework the item to realize a sale.

Our inventory consisted of a total of $605,724, (approximately $66,000 of raw materials and $540,000 of finished goods) at December 31, 2007 as compared to a total of $246,039 (approximately $50,000 of raw materials and $196,000 of finished goods) at December 31, 2006.

Note 7. Property and Equipment

The major classifications of the Company’s property and equipment at December 31, 2007 and December 31, 2006 are as follow:

PP and E Schedule	2007	2006

Computer Hardware and Software	$153,217	$75,727
Furniture and Fixtures	66,998	25,622
Machinery and equipment	97,824	50,378
Vehicles	536,981	271,411
Leasehold Improvements	29,499

Total Cost	884,519	423,138
Accumulated Depreciation	(259,690)	(128,299)

Property and Equipment- net	$624,829	$294,839

Depreciation as a charge to operations amounted to $131,930 and $66,627 for the years ended December 31, 2007 and 2006 respectively.

The following table details equipment currently under capital lease:

Equipment Under Capital Lease	2007	2006

Computer Hardware and Software	24,991	$17,587
Machinery and equipment	66,262	28,661

Total Cost	91,253	46,248
Accumulated Depreciation	(33,797)	(17,226)

Equipment Under Capital leases- net	$57,456	$29,022

Depreciation as a charge to operations amounted to $16,571 and $10,778 for the years ended December 31, 2007 and 2006 respectively.

Note 8. Capitalized Leases

Future minimum lease payments under non-cancelable capital lease obligations at December 31, 2007 were as follows:

Equipment leases - monthly payments range from $83 to $1,492 including interest between 11.2% and 18.0%

2008	$35,513
2009	24,806
2010	15,223
2011	—
2012	—

Total future minimum lease payments	75,542
Less: imputed interest	7,663

Presesnt value of minimum lease payments	$67,879

Less current portion	$30,700

Capital leases net of current portion	$37,179

Note 9. Deferred Financing Costs

Costs associated with debt financing arrangements are capitalized and on a straight line basis over the life of the respective debt.

The following represents the company’s deferred financing costs:

Intangible Assets

Intangible assets consist of deferred financing costs.

Deferred Financing Costs	2006	2007

Balance at January 1	$4,634	$3,866
Additions	$—	$1,911,717
Amortization	$(768)	$(64,492)

Balance as of December 31, 2007	$3,866	$1,851,091

Deferred financing costs additions in 2007 were for the costs associated with the issuance of convertible debt, which are being amortized over a 30 month period, as compared to no additions in 2006.

Amortization of deferred financing costs was $64,492 for the twelve months ended December 31, 2007, as compared to $768 for the same period in 2006.

Estimated future amortization expense for deferred fiancing costs over the next five years are estimated as follows:

	2008	2009	2010	2011	2012

Estimated future amortization of deferred financing costs	$765,455	$765,455	$319,388	$768	$26

Note 10. Income Taxes

The federal and state components of the provision for income taxes are as follows for December 31, 2007, and December 31, 2006 (in thousands):

Provision (benefit) for income tax

	2006	2007
Current:
Federal	— —	$0
State and local	— —	4

	— —	4
Deferred:
Federal	— —	0
State and local	— —	0

	— —	0
Provision for income taxes	— —	$4

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following as of December 31, 2007:

Deferred income tax assets:	2006	2007

Reserves and accruals		$19
FAS 123R	350.5	392
Charitable contributions	20	56
Amortization		1,302

Total deferred income tax assets	370.5	1,769

Deferred income tax liabilities:
Property, plant and equipment	1	1

Total deferred income tax liabilities	1	1

Net deferred income tax asset	369.5	1,768
Valuation allowance	(369.5)	(1,768)

Net deferred tax asset	0	$0

The difference between tax expenses and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes as of December 31, 2007 is as follows:

	2006	2007

Statutory rate applied to pre-tax income	(655)	$(3,323)
Add (deduct):
State income taxes, net of federal benefit		2
Other permanent items	93	399
Change in valuation allowance	562	2,926

Income taxes	0	$4

The Company has net operating loss carryforwards of approximately $4.2 million. These losses will begin to expire in 2024. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater that 50 percentage point change in ownership occurs. In July 2007, the Company completed a reverse merger and in November 2007, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group, upon conversion, would become the beneficial owners of approximately 50% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carryforwards and other deferred tax assets for tax purposes will be limited annually under code section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect will reduce the amount of these loss carryforwards which the Company will be able to utilize to offset against future taxable income. A valuation allowance has been provided against the net deferred tax assets available due to the uncertainty of the Company’s ability to generate long-term taxable income. The Company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. We have reviewed our corporate tax returns in an effort to search for tax positions that (on a more likely than not basis) would not be sustained if the Company were to undergo a tax audit. Based on the aforementioned procedures, the Company has concluded that there are no tax positions that (on a more likely than not basis) would be sustained under a tax audit.

Note 11. Stockholder’s Equity

During the year ended December 31, 2007, the Company completed the following Preferred and Common Stock transactions:

Exchange of Warrants for Shares of Common Stock.

In January 2007, in connection with the issuance of the certain Visual Management Systems Holdings, Inc. debentures in 2005 and 2006, Visual Management Systems Holdings, Inc. issued shares of the common stock of Visual Management Systems Holdings, Inc. to holders of warrants to purchase shares of the common stock of Visual Managements Systems, Inc. As part of these transactions Visual Management Systems Holdings, Inc. issued a total of 1,136,400 shares of the common stock of Visual Management Systems Holdings, Inc. and retired warrants to purchase 568,200 shares of the common stock of Visual Management Systems Holdings, Inc.

Repurchase of Shares of Common Stock from NuQuest, Inc.

In January 2007, Visual Management Systems Holdings, Inc. repurchased from NuQuest, Inc. 494,469 shares of Visual Management System Holdings, Inc. common stock, for consideration of $150,000.

Merger and Private Placement.

On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. Pursuant to the agreement and plan of merger and reorganization, the former stockholders of Visual Management Systems Holding, Inc. received shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger and the cancellation of 476,429 shares of common stock surrendered by one of our principal stockholders.

Contemporaneous with the closing of the merger, we sold to subscribers 481 investment units pursuant to a confidential private placement memorandum dated March 30, 2007, with each unit consisting of one share of Series A convertible preferred stock and a warrant to purchase 1,000 shares of common stock at an initial exercise price of $3.50 per share. Each share of Series A convertible preferred stock has a $2,500 liquidation preference and was initially convertible into shares of common stock at a conversion price of $2.50 per share, subject to adjustment to protect against dilution under certain circumstances. As a result of a private placement of 5% secured convertible debentures and warrants that took place in November 2007 as described below, the conversion price of the Series A convertible preferred stock and the exercise price of the warrants has been adjusted to $.40 per share. The result of this adjustment is that the number of shares of common stock issuable pursuant to the 616 shares of preferred stock upon conversion has now increased from 616,000 to 3,850,000. Additional closings of the private placement took place through October 2007. We issued a total of 616 investment units in the offering.

The July Private Placement resulted in a beneficial conversion feature of $635,582, which the company recorded as a deemed dividend. In addition $903,065 was allocated to the warrants associated with the private Placement.

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

The Series A Convertible Preferred Stock is not redeemable by the Company, and the holders of the Series A Convertible Preferred Stock may not require the Company to redeem the Series A Convertible Preferred Stock.

Holders of Series A Convertible Preferred Stock are not entitled to receive dividends.

In connection with the private offering, the Company has agreed to use its best efforts to file a shelf registration statement (the “Resale Registration Statement”) with the SEC covering the resale of all shares issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants issued in connection with the private placement on or before the date which is sixty (60) days after the date of the final closing of the private placement. The Company is obligated to maintain the effectiveness of the Resale Registration Statement from its effective date through and until forty-eight (48) months after the effective date. In the event the Resale Registration Statement was not filed with the SEC on or prior to the date which is sixty (60) days after the date of the final closing of the private placement or declared effective within 120 days after the date of the final closing of the private placement, the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that the Resale Registration Statement is not so filed or effective.

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

As of December 31, 2007 the Company’s estimate was that it was likely its registration statement would be declared effective by late April, and as of the date of this filing this remains management’s expectation. As such on December 31, 2007 we accrued an expense in the amount of $205,436 to reflect the additional expense we expect to incur as a result of this provision.

Management is currently seeking a waiver of this penalty from holders of the Company’s investment units, which would result in the elimination of these penalties.

Issuance of Equity Compensation in Connection with our Reverse Merger.

In July 2007, we issued 100,000 shares of common stock to Aide Consulting, a firm that advised us in connection with our reverse merger with Visual Management Systems Holdings, Inc.

Issuance of Equity Compensation to Mirador Consulting, Inc.

In September 2007 we issued 100,000 shares of the common stock to Mirador Consulting, Inc. with a fair market value of $390,000 based on the closing price of the Company’s stock on the date of share issuance, as partial compensation for consummation of a strategic alliance agreement wherein Mirador would provide certain investor relations services to the Company.

Issuance of Equity Compensation to Mercom, Inc.

In October 2007 we issued 30,000 shares of common stock to Mercom. Inc., with a fair market value of $61,500 based on the closing price of the Company’s stock on the date of share issuance, as partial compensation for consummation of an agreement wherein Mercom, Inc. would provide investor relations services to the Company. Per the terms of that agreement Mercom, Inc. shall be issued quarterly at the rate of 7,500 shares per month for the life of the agreement, which spans one year.

Issuance of Equity in Connection with our Convertible Note Financing and Private Placement.

From March to October 2007, we issued 71,600 shares of common stock, with a fair market value of $296,578 based on the closing price of the Company’s stock on the date of share issuance for each closing, to Brookshire Securities, Inc., our placement agent for certain convertible note financings and the private placement of Series A convertible preferred stock and warrants, in connection with those transactions.

Issuance of Common Stock Upon Conversion of Convertible Notes.

In December 2007 we issued 300,000 shares of common stock upon the conversion of convertible notes having an aggregate principal value of $120,000, at a conversion price of $.40 per share. Fair value of the incremental consideration was $206,040

Note 12. Warrants

During the year ended December 31, 2007, the Company completed the following transactions involving warrants to purchase shares of the common stock of the corporation:

Exchange of Warrants for Shares of Common Stock.

In January 2007, in connection with the issuance of the certain Visual Management Systems Holdings, Inc. debentures in 2005 and 2006, Visual Management Systems Holdings, Inc. issued shares of the common stock of Visual Management Systems Holdings, Inc. to holders of warrants to purchase shares of the common stock of Visual Managements Systems Holdings, Inc. As part of these transactions, Visual Management Systems Holdings, Inc. issued a total of 1,136,400 shares of the common stock of Visual Management Systems Holdings, Inc. and retired warrants to purchase 568,200 shares of the common stock of Visual Management Systems Holdings, Inc. Fair value of the incremental consideration was $590,044.

Issuance of Convertible Notes.

In March 2007, Visual Management Systems Holdings, Inc. issued to holders Convertible Notes with an aggregate principal value of $125,000, and a conversion price of $.625 per share of Visual Management Systems Holdings, Inc. common stock. In connection with this transaction the company also issued to holders warrants to purchase an aggregate number of 200,000 shares of the common stock of Visual Management Systems Holdings, Inc at an exercise price of $1.25. The Convertible Notes bore a maturity date of September 2007, and the warrants expired five years after issuance. Upon completion of the reverse merger between the Company and Visual Management Systems Holdings, Inc. the Convertible Notes and warrants became obligations of the Company, and pursuant to the terms of the reverse merger, the conversion price of the

Convertible Notes and the exercise price of the warrants doubled, and the number of shares of the Company purchasable by the warrants was reduced by half.

Our placement agent in this transaction, Brookshire Securities Corporation, earned warrants to purchase 20,000 shares of the common stock of Visual Management Systems Holdings, Inc at an exercise price of $1.25. Upon completion of the reverse merger between the Company and Visual Management Systems Holdings, Inc. the Convertible Notes and warrants became obligations of the Company, and pursuant to the terms of the reverse merger, the exercise price of the warrants doubled, and the number of shares of the Company purchasable by the warrants was reduced by half, as a result the Company issued warrants to purchase 10,000 shares of the Company’s common stock to Brookshire Securities Corporation. As a result of a private placement of 5% secured convertible debentures and warrants that took place in November 2007 as described below, the conversion price of the Series A convertible preferred stock and the exercise price of the warrants has been adjusted to $.40 per share.

Merger and Private Placement.

As part of the reverse acquisition transaction and related private placement detailed above, purchasers of investment units received warrants to purchase an aggregate 616,000 shared of the common stock of the Company.

Our placement agent in that transaction, Brookshire Securities Corporation, also received warrants to purchase 61,600 shares of the common stock of the Company. All warrants sold as part of the July Merger and Private Placement were issued with an initial exercise price of $3.50. As a result of a private placement of 5% secured convertible debentures and warrants that took place in November 2007 as described below, the conversion price of the Series A convertible preferred stock and the exercise price of the warrants has been adjusted to $.40 per share.

November 2007 Private Placement.

On November 30, 2007, we entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% secured convertible debentures and common stock purchase warrants. In this transaction, we issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of our common stock. The warrants expire in November 2014 and have an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection. This transaction resulted in net proceeds to us of $2,676,674, after deducting fees and expenses of $323,326.

The November Private Placement resulted in a beneficial conversion feature of $600,751, which the company recorded as a discount to the face value of the debentures. The Company also recorded a $2,399,249 discount on the debentures based upon the relative fair values of the debentures and the investor warrants. During the year ended December 31, 2007, the entire $3,000,000 of these discounts was amortized and is included in interest expense in the accompanying consolidated financial statements.

Our placement agent in this transaction, Kuhns Brothers Securities, earned warrants to purchase 1,500,000 shares of the common stock of the Company at an exercise price of $.50. These warrants had a fair value of $1,588,391, which was charged to deferred financing cost.

Summary

The following table presents the Company’s 2007 and 2006 activity involving warrants to purchase shares of the common stock of the corporation.

	2007		2006

	Shares	Exercise Price (weighted average)	Shares	Exercise Price (weighted average)

Balance - beginning of year	555,000	$1.25	240,000	$1.25

Issuances	13,537,600	$1.03	315,000	$1.25
Inducements	581,400	$1.25	—
Exercises	(1,136,400)	$1.25	—
Forfeitures	—		—

Balance - end of year	13,537,600	$1.03	555,000	$1.25

Description	12/31/2007 Shares	Approx Remaining Term (Years)	Exercise Price (weighted average)	12/31/2006 Shares

Placement Agent	71,600	3.5	$0.40	0

Preferred Shareholders	616,000	3.5	$0.40	0

Bridge Note
Investors	100,000	6.9	$0.40	0

Convertible Debt Holders	11,250,000	6.9	$1.15	0

Placement Agent	1,500,000	4.9	$0.50	0

	13,537,600	6.5	$1.03	0

Note 13. Stock Options

During the year ended December 31, 2007, the Company completed the following transactions involving options to purchase shares of the common stock of the corporation.

Visual Management System Equity Incentive Plan.

We adopted an Equity Incentive Plan (the “Plan”) in connection with our acquisition of Visual Management Systems Holding, Inc.

Options granted under the Plan become vested 50% one year from the date of grant and in full two years from the date of grant. Options are exercisable immediately upon vesting. No shares are reserved for the Plan and all shares are expected to be issued from authorized shares not yet outstanding, or from Treasury Stock, if available.

The Company estimated the fair value of each option award on the date of grant using the Black Scholes valuation model. Assumptions about stock-price volatility have been estimated by management based upon the implied volatilities of other publicly traded companies within the industry. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures were estimated as management’s best approximation.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2007		2006

Risk Free Rate of Return	3.81%		4.90%
Option lives	6.93	years	10	years
Annual Volatility	124%		150%
Forfeiture Rate	6%		0%

Issuance of Stock Options in February, 2007.

In February 2007, Visual Management Systems Holdings, Inc. issued an aggregate of 312,500 10-year options to purchase shares of the common stock of Visual Management Systems Holdings, Inc. with an exercise price of $1.25 per share, half of which vested one year from the grant date, and half which vested two years from the grant date. These options were granted in part to employees of Visual Management Systems Holdings, Inc., and in part to consultants whose services were retained by Visual Management Systems Holdings, Inc. The fair market value of these options upon issuance was $497,670. Upon the acquisition of Visual Management Holdings Inc. by the Company as part of our Reverse Merger these options were reissued by the Company, with the number of options issued to each holder divided in half, and their exercise price doubled. Amongst the employees receiving options under this issuance was Caroline Gonzalez our Chief Operations Officer, who after taking into effect the results of our merger now holds 125,000 options to buy shares of the Company’s stock at $2.50.

Of the February 2007 grants, options representing the right to purchase 5,000 shares of Visual Management Systems, Inc., have been returned to the company as of December 31, 2007 because the employees issued them were terminated before the options vested.

Issuance of Stock Options in March, 2007.

In March 2007 Visual Management Systems Holdings, Inc. issued an aggregate of 40,000 10-year options to purchase shares of the common stock of Visual Management Systems Holdings, Inc. with an exercise price of $1.25 per share, half of which vested one year from the grant date, and half which vested two years from the grant date. These options were granted to members of the Board of Directors of Visual Management Systems Holdings, Inc. The fair market value of these options upon issuance was $127,200. Upon the acquisition of Visual Management Holdings Inc. by the Company as part of our Reverse Merger these options were exchanged for options to purchase shares of the Company, with the number of shares of common stock subject to the options divided in half, and the exercise price doubled.

Issuance of Stock Options in Exchange for Existing Options in July, 2007 Pursuant to our Reverse Merger.

Upon the closing of our acquisition of Visual Management Systems Holding, Inc., we issued options to acquire 1,226,500 shares of our common stock having an exercise price of $2.50 per share in exchange for outstanding options to acquire Visual Management Systems Holding, Inc. common stock. The exercise of the options that we granted is conditioned upon our achieving annual revenues of $5,000,000 or more in a calendar year. A total of 2,088,126 shares of our common stock have been reserved for issuance under our Equity Incentive Plan.

Issuance of Stock Options to L.G. Zangani, LLC.

In August 2007 the Company issued 18,000 5-year options to purchase shares of the common stock of the Company with an exercise price of $3.50, to L.G. Zangani, LLC, as partial compensation for consummation of an agreement wherein L.G. Zangani, LLC would provide investor relations services to the Company. The fair market value of these options upon issuance was $54,000.

Issuance of Stock Options to Mirador Consulting, Inc

In September 2007 the Company issued 50,000 2-year options to purchase shares of the common stock of the Company with an exercise price of $5.00, and 50,000 2-year options to purchase shares of the Company with an exercise price of $7.00, to Mirador Consulting, Inc. as compensation for entering into a strategic alliance agreement wherein Mirador would provide certain investor relations services to the Company. The fair value of these options upon issuance was $208,000.

Summary

The following table presents the Company’s 2007 and 2006 activity involving options to purchase shares of the common stock of the corporation.

	2007		2006
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price

Outstanding at January 1	967,500	$2.50	705,000	$2.50

Granted	314,500	$3.67	262,500	$2.50
Forfeited	47,500	$2.50

Outstanding at December 31	1,234,500	$2.81	967,500	$2.50

Options Exercisable at December 31	933,750	$2.89	352,500	$2.50

The aggregate intrinsic value of outstanding and exercisable options to purchase shares at 12/31/07 was $0.

The weighted average fair value of options issued at grant using the fair value method during 2007 is estimated at $2.82

Pursuant to the terms of the Agreements governing the merger between Wildon Productions, Inc. and Visual Management Systems Holding, Inc., holders of options to purchase shares of VMSH stock received upon the merger the option to buy half as many shares of Visual Management Systems, Inc. stock as they had the previous right to buy VMSH stock, with the exercise price on those new options being double the price of their previous options.

Exercise prices	Shares Outstanding at 12/31/07	Weighted Avg Life	Exercisable at 12/31/07

$2.50	1,116,500	7.93	818,750
$3.50	18,000	4.58	15,000
$5.00	50,000	1.67	50,000
$7.00	50,000	1.67	50,000

	1,234,500	7.37	933,750

The Company recognized compensation expense from the vesting of stock options of $980,938 and $469,337 for the years ended December 31, 2007 and 2006 respectively. The Company’s future compensation expense from these stock options was $597,186

Note 14. Financing Activity

In addition to the March Issuance of Convertible Notes, and the July Merger and Private Placement detailed previously the Company participated in the following financing transactions.

November Private Placement

We issued $3.75 million in aggregate principal amount of 5% secured convertible debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of common stock at an exercise price of $1.15 per share in our November 2007 Private Placement. The following summarizes the terms of the debentures issued in our November 2007 Private Placement.

•	Term. The debentures are due and payable on May 31, 2010.

•	Interest. Interest accrues at the rate of 5% per annum and is payable quarterly on April 1, July 1, October 1 and December 1, commencing on January 1, 2008.

•	Monthly Principal Payments. Monthly principal payments equal to 1/18th of the principal amount due under each debenture begin December 1, 2008 and continue through May 31, 2010.

•

Payments of Principal and Interest. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date.

•

Early Redemption. We have the option to redeem the debentures before their maturity by payment in cash of 120% of the then outstanding principal amount plus accrued interest and other charges. To redeem the debentures we must meet certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures. The payment of the debentures would occur on the 10th day following the date we gave the holders notice of our intent to redeem the debentures. We agreed to honor any notices of conversion that we receive from a holder before the date we pay off the debentures.

•

Voluntary Conversion by Holder. The debentures are convertible at any time at the discretion of the holder at a conversion price per share of $.50, subject to adjustment including full-ratchet, anti-dilution protection, and subject to a 9.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion. The number of shares issuable upon conversion of the debentures is determined by dividing the stated principal amount being converted by the conversion price then in effect. As a result, if the holders of the debentures had elected to convert the entire $3,750,000 aggregate principal amount of the debentures in full on November 29, 2007, they would have received 7,500,000 shares of our common stock. Inasmuch as the amount paid for the debentures was $3,000,000, the actual cost per share would have been $.40. On November 30, 2007, the closing price of our common stock on the OTC Bulletin Board was $1.18 per share. As a result, the aggregate dollar value of the shares issuable upon conversion as of the date of the issuance of the debentures was $8,850,000.

•

Forced Conversion. Subject to compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures and subject to a 9.99% cap on the beneficial ownership of our shares of common stock by the holder and its affiliates following such conversion, we also have the right to force conversion if the average of the VWAP for our common stock exceeds $2.88 for 20 trading days out of a consecutive 30 trading day period.

The debentures impose certain covenants on us, including restrictions against incurring additional indebtedness, creating any liens on our property, amending our certificate of incorporation or bylaws, redeeming or paying dividends on shares of our outstanding common stock, and entering into certain related party transactions. The debentures define certain events of default, including without limitation failure to make a payment obligation, failure to observe other covenants of the debenture or related agreements (subject to applicable cure periods), breach of representation or warranty, bankruptcy, default under another significant contract or credit obligation, our common stock ceases to be eligible for listing or quotation on a trading market, a change in control, failure to secure and maintain an effective registration statement covering the resale of the common stock underlying the debentures and the warrants, or failure to deliver share certificates in a timely manner. In the event of default, the holders of the debentures have the right to accelerate all amounts outstanding under the debenture and demand payment of a mandatory default amount equal to 130% of the amount outstanding, plus accrued interest and expenses. Our obligations under the debentures are secured by substantially all of our assets.

In addition, the holders of the debentures have a right to participate in up to 100% of any debt or equity financing we propose to undertake through the date that is the 12-month anniversary of the effectiveness of the registration statement that we were required to file.

Issuance of Promissory Note.

In September 2007 we issued a promissory note with a principal value of $250,000 an annual interest rate of 8% and a maturity date of January 4, 2008 to an individual investor. As of December 31, 2007 the combined principal and interest due on the note was $256,180. As of the filing date hereof the note has neither been paid nor its term extended.

Issuance of Original Issue Discount Promissory Notes.

In November 2007 we issued a series of original issue discount promissory notes, secured by executed but incomplete contracts for installation of our products which yielded net aggregate proceeds to the company of $395,200, and which bore an aggregate principal value due at maturity of $500,000. Among the holders of these notes was Michael Ryan a member of the Company’s board of directors who was issued a note which yielded proceeds to the company of $84,000, with a principal due at maturity of $100,000. The original issue discount promissory notes were all paid in full in December 2007.

SBA Insured Loan with Commerce Bank

On December 4, 2007 we paid $103,304 in satisfaction of an outstanding Small Business Administration insured term loan agreement with Commerce Bank. This represented the total outstanding amount owed under the loan agreement and after final payment was received the loan agreement was terminated.

Note 15. Commitments and Contingencies

Office Leases

As of December 31, 2007, our corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet of office space expiring in January, 2009. We also maintain a 3,200 square foot communications and training facility in Toms River, New Jersey under a lease which expires in April 2010. We maintain a 3,700 square foot PDG assembly and technical facility in Dayton, Ohio under a lease expiring in May 2008 and approximately 2,000 square feet of office space in Nesconsset, New York under a lease expiring in November 2009. We operate a small sales and warehousing office and Virginia which expires in December 2011. In Massachusetts we lease office and storage space on a month-to-month basis. As of 2008 we now also operate a small sales and warehousing office in Maryland.

Under the terms of the leases the Company pays monthly rent of approximately $14,000 per month. The Company records rent on a straight line basis.

The minimum annual rent under non-cancelable leases for the periods subsequent to December 31, 2007, are as follows:

Year Ending December 31	Amount

2008	$150,775

2009	$90,734

2010	$35,946

$277,455

Chase Term Loan

The company is a party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2007, $43,711 was outstanding under the loan agreement.

Auto Loans

We had $400,336 in principal balance on auto loans outstanding as of December 31, 2007. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

Leased Equipment

We enter into operating leases in the ordinary course of business for office and warehouse space and equipment. The current outstanding value of leased equipment is $57,456.

September 2007 Promissory Note

In September 2007 we issued a promissory note with a principal value of $250,000 an annual interest rate of 8% and a maturity date of January 4, 2008 to an individual investor. As of December 31, 2007 the combined principal and interest due on the note was $256,180. As of the filing date hereof the note has neither been paid nor its term extended.

November 2007 Debentures

Since January 1, 2008, we have been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 private placement. Monthly principal payments in the aggregate of $208,333 begin in November 2008. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. If the holders of the debentures voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $.50, subject to adjustment including full-ratchet anti-dilution protection. This could result in substantial dilution to our existing stockholders.

Our ability to make payments of principal and interest required under the terms of the debentures will depend on our financial condition and resources available at the time that the payments become due. We have not yet made any payments due to the debenture holders for the scheduled January 1, 2008 or April 1, 2008 accrued interest payments, and the holders have made no request for us to do so. It is our expectation that when our registration statement is effective as to the shares of our common stock underlying the interest payable in those periods that we will make payment to the holders in shares of our common stock.

Credit Facility

The Company had borrowings under the credit facilities listed below as of December 31, 2007 and 2006, respectively

	2007	2006

JP Morgan Chase	$49,981	$50,000

On October 4, 2006, the Company entered into a Business Creditlink agreement with JP Morgan Chase under which the Company was provided with a $50,000 line of credit. During the fourth quarter of 2006,the Company drew $50,000 for general corporate purposes.

Borrowings under the credit facilty are secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO.

A summary of our contractual obligations as of December 31, 2007 is as follows

	Payments Due by Period

	2008	2009	2010	2011	2012	Thereafter

Chase Term Loan	$6,015	$6,553	$7,140	$7,780	$8,476	$7,747

Auto Loans	$91,524	$95,960	$79,207	$68,086	$50,877	$14,682

Leased Equipment	$30,700	$23,808	$13,370	—	—	—

September 2007 Promissory Note	$250,000	—	—	—	—	—

November 2007 Debentures	$208,333	$2,500,000	$1,041,667	—	—	—

Note 16. Related Party Transactions

Issuance of Original Issue Discount Promissory Note to Member of the Board of Directors.

In November 2007 the Company issued an original issue discount promissory note to Michael Ryan, a member of our Board of Directors. The note yielded net proceeds to the company of $79,800, with a principal due at maturity of $100,000. The Note was paid in full in December 2007.

Note 17. Subsequent Events

Termination of Chief Financial Officer and Naming of Interim Chief Financial Officer.

On February 11, 2007 we terminated our Chief Financial Officer Howard Herman. As of that date our former controller Frank Schmid became our Interim Chief Financial Officer.

Extension of Strategic Alliance Agreement with Mirador Consulting, Inc.

On March 24, 2007 the Company modified and extended the terms of the strategic alliance agreement between the Company and Mirador Consulting, Inc. On April 2, 2008, the Company issued 600,000 shares of its common stock to Mirador Consulting Inc. (“Mirador”) as compensation to Mirador for investor relations services offered to the Company pursuant to a March 24, 2008 Addendum to the Strategic Alliance Agreement between the Company and Mirador. That Addendum extends the original Agreement until September 2009 and removes any cash component of Mirador’s compensation. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

Naming of Chief Operating Officer.

On April 2, 2008, the Company appointed Caroline Gonzalez its Chief Operating Officer, pending approval of the Board of Directors of the Company. Ms. Gonzalez previously served the Company as Chief Information Officer. Kevin Sangirardi the former Chief Operating Officer was named the Company’s Director of Operations.

Acquisition of Intelligent Digital Systems, LLC.

On April 3, 2008, the Company entered into an agreement with Intelligent Digital Systems, LLC pursuant to which the Company purchased substantially all the assets of IDS. In exchange for these assets, the Company issued to IDS (i) an unsecured Convertible Note (the “Note”) in the principal amount of $1.544 million, bearing no interest until its maturity date, which is April 3, 2011 and (ii) $42,000 in cash, for a total purchase price of $1.586 million. If not converted or paid within 30 days of maturity, then from and after the maturity date, the Note will bear annual interest at 12% per annum. The Note is convertible at IDS’ discretion into shares of the Company’s common stock at a conversion price of $1.15 per share after May 31, 2010, or upon the approval of a majority in interest of the holders of the Company’s then outstanding 5% Senior Secured Convertible Debentures (the “Debentures”), or any securities issued on conversion thereof. The Company has agreed to register the shares issuable upon conversion of the note for public resale.

As part of the transaction the Company and IDS entered into a joint venture to obtain approval of certain patent applications formerly held by IDS that are relevant to the Company’s industry which have been assigned to the joint venture. The joint venture has granted the Company an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of the Company and IDS has a 50% interest in the joint venture.

The Company and Jay Edmond Russ, the principal shareholder of IDS, have entered into a four year consulting agreement which requires the Company to pay Mr. Russ $75,000 per year for consulting services.

INDEX OF EXHIBITS

Exhibit No.	Exhibits

2.1	Agreement of Merger and Plan of Reorganization among the Registrant, VMS Acquisition Corp. and Visual Management Systems Holdings, Inc. (1)

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc, Intelligent Digital Systems, LLC, IDS Patent Holding, LLC and Jay Edmond Russ (8)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	By-laws of Registrant. (3)

4.1	Equity Incentive Plan. (2)

4.2	Form of Warrants to purchase shares of Common Stock at a price of $3.50 per share. (2)

4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $2.50 per share. (5)

4.4	Form of Convertible Notes issued by Visual Management Systems Holding, Inc. in the aggregate principal amount of $150,000. (4)

4.5	Form of Warrant issued by Visual Management Systems Holding, Inc. with respect to an aggregate 200,000 shares of Visual Management Systems Holding, Inc. Common Stock. (4)

4.6	Securities Purchase Agreement by and among the Company and the investors identified therein, dated as of November 28, 2007. (5)

4.7	Form of 5% Secured Debenture. (5)

4.8	Form of Common Stock Purchase Warrant. (5)

4.9	Registration Rights Agreement executed by the Company and for the benefit of the holders of the 5% Secured Debentures. (5)

4.10	Form of Placement Agent Warrant. (5)

4.11	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC.

10.2	Placement Agent Agreement by and among the Placement Agent named therein, the Company and Visual Management Systems Holding, Inc. (2)

10.3	Form of Lock Up Agreement between the Registrant and executive officers and certain stockholders. (2)

10.4	Form of Private Placement Subscription Agreement. (2)

10.5	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jason Gonzalez. (4)

10.6	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Howard Herman. (4)

10.7	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Caroline Gonzalez. (4)

10.8	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jonathan Bergman. (4)

10.9	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Kevin Sangirardi. (4)

10.10	Security Agreement dated November 30, 2007 executed by the Company and its subsidiaries for the benefit of the holders of the 5% Secured Debentures. (5)

10.11	Subsidiary Guaranty executed by the subsidiaries of the Company for the benefit of the holders of the 5% Secured Debentures. (5)

10.12	Letter of Intent between Visual Management Systems, Inc. and Intelligent Data Systems, LLC (6)

10.13	Placement Agent Agreement between the Company and Kuhns Brothers, Inc. (8)

10.14	Consulting Agreement dated as of April 3, 2008 between Visual Management Systems, Inc. and Jay Edmond Russ (8)

10.15	Operating Agreement of IDS Paten Holding, LLC effective as of April 2, 2008 (8)

10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Paten Holding, LLC. (8)

10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC. (8)

21.1	Subsidiaries of issuer. (7)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007

(2)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006.

(4)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2008

(5)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

(6)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

(7)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2007.

(8)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008.