Form 10QSB/A
period 2007-08-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-05-16
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-QSB/A-2

[X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    No
Yes ☐	No ☒

As of October 22, 2007, there were 6,819,105 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐	No ☒

Explanatory Note

This Amendment on Form 10-QSB/A-2 amends and restates where indicated our Quarterly Report on Form 10-QSB for the three months ended August 31, 2007 (the “Original Form 10-QSB”) as initially filed with the Securities and Exchange Commission on October 25, 2007, as amended on December 11, 2007.  The Original Form 10-QSB is being amended to restate our financial statements and the notes thereto for the three and six months ended August 31, 2007, the related discussion of operating results contained in Item 2 - Management’s Discussion and Analysis or Plan of Operation, and the review of our disclosure controls detailed in Item 3 – Controls and Procedures made in light of the restatement.

In April 2008, in conjunction with the audit of the Company’s financial statements for the year ended December 31, 2007, the Company’s management, after discussions with the Company’s independent registered public accounting firm, determined that its previously issued financial statements for the periods identified above overstated revenues and misstated costs of goods sold, inventory and equity due to, among other things, the failure to properly account for intercompany sales and inventory and the failure to maintain proper controls over accounting procedures.

Except as otherwise indicated, this Amendment speaks as of August 31, 2007 or as of the date of the filing of the original Form 10-QSB.  It must be considered in light of any subsequent statements, including forward looking statements, in any reports filed by us subsequent to the filing of the Original Form 10-QSB.

PART I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of
		August 31, 2007 (Unaudited)	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended August 31, 2007 and 2006	4

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Six Months Ended August 31, 2007 and 2006	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Six Months Ended August 31, 2007 and 2006	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis or
		Plan of Operation	16

	Item 3.	Controls and Procedures	19

PART II.	Other Information

Item 6.	Exhibits	20

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
August 31, 2007

Assets	2007
(restated)
Current assets
Cash	$-
Accounts receivable	382,324
Inventory	464,181
Prepaid expenses	75,720
Total current assets	922,225

Property and equipment - net	569,153
Equipment under capital leases - net	66,080
Deposits and other assets	123,047
Intangible assets - net	11,428
769,708

Total Assets	$1,691,933

Liabilities and Stockholders' Deficit

Current liabilities
Bank overdraft	$29,373
Accounts payable	1,326,987
Accrued expenses and other current liabilities	370,882
Customer Deposits	148,326
Sales tax payable	70,149
Current portion of long-term debt	83,806
Current portion of obligations under capital leases	20,778
Total current liabilities	2,050,301

Convertible notes payable	125,000
Long-term debt - net of current portion	459,325
Obligations under capital leases - net of current portion	40,130
Loans payable - stockholders	23,956

Stockholders' deficit
Preferred stock	1
Common stock	6,949
Additional paid-in-capital	6,261,230
Treasury stock, at cost	(150,000)
Accumulated deficit	(7,124,959)
Total stockholders' deficit	(1,006,779)

Total Liabilities and Stockhoders Deficit	$1,691,933

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Statements of Operations
For the Three Months Ended August 31, 2007 and 2006

	2007	2006
	(restated)

Revenues - net	$1,775,649	$1,048,252

Cost of revenues	1,149,534	514,034

Gross profit	626,115	534,218

Operating expenses	2,210,528	879,865

Loss from operations	(1,584,413)	(345,647)

Other (income) expenses
Other Income	(234)	(13)
Interest expense	46,161	19,918
	45,927	19,905

Net loss	$(1,630,340)	$(365,552)

Deemed dividend on convertible preferred stock	$635,582	$-

Net Loss applicable to common stockholders	$(2,265,922)	$(365,552)

Per share data (basic and diluted)	$(0.34)	$(0.04)

Weighted average common shares outstanding	6,660,044	9,790,000

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Statements of Operations
For the Six Months Ended August 31, 2007 and 2006

	2007	2006
	(restated)

Revenues - net	$3,235,004	$1,957,553

Cost of revenues	1,938,046	956,904

Gross profit	1,296,958	1,000,649

Operating expenses	3,824,140	1,689,093

Loss from operations	(2,527,182)	(688,444)

Other (income) expenses
Interest income	(234)	(97)
Interest expense	191,535	29,905
	191,301	29,808

Net loss	$(2,718,483)	$(718,252)

Deemed dividend on convertible preferred stock	$635,582	$-

Net Loss Applicable to common stockholders	$(3,354,065)	$(718,252)

Per share data (basic and diluted)	$(0.52)	$(0.07)

Weighted average common shares outstanding	6,473,907	9,790,000

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Statements of Cash Flows
For the Six Months Ended August 31, 2007 and 2006

	2007
	(restated)	2006

Cash flows from operating activities
Net loss	$(2,718,483)	$(718,252)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	41,404	35,253
Stock-based compensation	477,078	418,151
Non-cash interest	177,232
(Increase) decrease in operating assets
Accounts receivable	(154,919)	(48,759)
Inventory	(162,858)	25,147
Prepaid expenses and other assets	(114,574)	(28,208)
Other assets	(7,090)	(22,000)
Increase (decrease) in operating liabilities
Bank Overdraft	29,373
Accounts payable	499,635	65,359
Accrued expenses and other current liabilities	194,033	62,413
Sales tax payable	2,322	23,178
Customer Deposits	34,952
Net cash used by operating activities	(1,701,895)	(187,718)

Cash flows from investing activities
Purchases of property and equipment	(75,140)	(3,577)

Cash flows from financing activities
Repayment of capital leases	-	(7,365)
Proceeds from convertible notes payable	112,500	250,000
Proceeds from the sale of common stock	373,105	-
Proceeds from loans
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	1,265,500	-
Principal repayments of long-term debt	(52,230)	(65,939)
Proceeds from loans payable - stockholders	17,956	72,616
Net cash provided by financing activities	1,716,831	249,312

Decrease in cash	(60,204)	58,017

Cash
Beginning of period	60,204	36,241
End of period	$-	$94,258

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

August 31, 2007 and 2006

1.	Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.  Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of August 31, 2007 and the results of its operations for the six and three month periods ended August 31, 2007 and 2006, and cash flows for the six months ended August 31, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year.

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

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.   These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended August 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and six months ended August 31, 2007 and 2006. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 1,928,350 and 1,080,000, as adjusted for reverse split at reverse merger in July 2007, at August 31, 2007 and 2006, respectively.  In addition, the company’s convertible preferred stock (for august 31, 2007) and convertible debt (for August 31, 2006) represented, on an as converted basis, an additional 696,000 and 135,000 respectively.

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

Revenue Recognition

The Company generates revenues from the sale and installation of remote management loss prevention systems.  Revenue is recognized at the time of the installation, and is shown net of any anticipated credits and taxes imposed by government agencies.  Customer deposits represent funds received in advance of services performed or product delivery.
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

Adjustments to Account for Merger

All per share and share information in restated results reflect the impact of the Company’s July 2007 reverse merger transaction.

3.             Convertible Debt

In March 2007, the Company issued $125,000 of 8% convertible notes that were due on September 30, 2007.  Interest is payable at maturity.  The notes are convertible by the holder into shares of the Company’s common stock of $1.25 per share, which is subject to adjustment based on the provisions of the agreement.  The proceeds were primarily used for general corporate purposes.  The Company recorded a beneficial conversion feature of $125,000 related to this financing.

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

This placement resulted in a beneficial conversion feature of $635,582, which the Company recorded as a deemed dividend. In addition $903,065 was allocated to the warrants associated with the private Placement.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2007		2006

Risk Free Rate of Return	4.74%		4.90%
Option lives	6.19	years	10
Annual Volatility	148%		150%

6.           Stock Options

The following table presents the Company’s activity involving options to purchase shares of the common stock of the corporation for the relevant periods.

		2007			2006
			Weighted			Weighted
			Avg			Avg
		Shares	Exercise Price		Shares	Exercise Price

Outstanding at February 28		1,111,500	$ 2.50		705,000	$ 2.50

Granted		58,000	$ 2.81		240,000	$ 2.50
Forfeited		28,750	$ 2.50

Outstanding at August 31		1,140,750	$ 2.52		945,000	$ 2.50

Options Exercisable at August 31		810,500	$ 2.50		352,500	$ 2.50

The aggregate intrinsic value of outstanding and exercisable shares at 8/31/07 was $ 1,050,650

The weighted average fair value of options issued at grant using the fair value method during the six months ending August 31, 2007 was $ 3.12

		Weighted
	Shares Outstanding	Avg		Exercisable
Exercise prices	at 8/31/07	Life		at 12/31/07

$ 2.50	1,122,750	8.28		807,500
$ 3.50	18,000	4.92		3,000

	1,140,750	7.56		810,500

The company recognized compensation expense from the vesting of stock options of approximately $451,305 and $418,151 for the six months ended August 31, 2007 and 2006 respectively.

The Company's future compensation expense from these stock options is estimated at $ 876,508 which will be amortized over the remaining estimated weighted useful life of 15 months.

7.           Restatement of Financial Statements

As stated in the Form 8-K filed wit the Securities and Exchange Commission on April 8, 2008, the Company’s management, after discussions with the Company’s independent registered public accounting firm, determined that its previously issued financial statements for the periods identified above overstated revenues and misstated costs of goods sold, inventory and equity due to, among other things, the failure to properly account for inter-company sales and inventory and the failure to maintain proper controls over accounting procedures.

The changes to financial statements are as follows:

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2007
	As previously reported	Restated	Effect of
Assets	2007	2007	Restatement

Current assets
Cash	$41,152	$-	$(41,152)
Accounts receivable	410,715	382,324	(28,391)
Inventory	1,437,382	464,181	(973,201)
Prepaid expenses	75,720	75,720	-
Total current assets	1,964,969	922,225	(1,042,744)

Property and equipment - net	569,153	569,153	-
Equipment under capital leases - net	66,080	66,080	-
Deposits and other assets	123,047	123,047	-
Intangible assets - net	3,482	11,428	7,946
	761,762	769,708	7,946

Total Assets	$2,726,731	1,691,933	(1,034,798)

Liabilities and Stockholders' Deficit		-
		-
Current liabilities		-
Bank overdraft		29,373	29,373
Accounts payable	$2,150,960	1,326,987	(823,973)
Accrued expenses and other current liabilities	370,882	370,882	-
Customer Deposits	152,447	148,326	(4,121)
Sales tax payable	70,149	70,149	-
Current portion of long-term debt	83,806	83,806	-
Current portion of obligations under capital leases	20,778	20,778	-
Total current liabilities	2,849,022	2,050,301	(798,721)
			-
Convertible notes payable	125,000	125,000	-
Long-term debt - net of current portion	459,325	459,325	-
Obligations under capital leases - net of current portion	40,130	40,130	-
Loans payable - stockholders	23,956	23,956	-
		-	-
Stockholders' deficit		-	-
Preferred stock	1	1	-
Common stock	5,218	6,949	1,731
Additional paid-in-capital	5,175,377	6,261,230	1,085,853
Treasury stock, at cost	(150,000)	(150,000)	-
Accumulated deficit	(5,801,298)	(7,124,959)	(1,323,661)
Total stockholders' deficit	(770,702)	(1,006,779)	(236,077)
			-
	$2,726,731	$1,691,933	$(1,034,798)

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidated Statement of Operations
Three Months Ended August 31, 2007
	As previously reported	As restated	Effect of Restatement

Revenues - net	$2,713,645	$1,775,649	$(937,996)

Cost of revenues	1,129,430	1,149,534	20,104

Gross profit	1,584,215	626,115	(958,100)

Operating expenses	2,764,784	2,210,528	(554,256)

Loss from operations	(1,180,569)	(1,584,413)	(403,844)

Other (income) expenses
Interest income	(234)	(234)	-
Interest expense	20,561	46,161	25,600
	20,327	45,927	25,600

Net loss	$(1,200,896)	$(1,630,340)	$(429,444)

Deemed dividend on convertible preferred stock	$-	$635,582	$635,582

Net Loss Applicable to common stockholders	$(1,200,896)	$(2,265,922)	$(1,065,026)

Per share data (basic and diluted)	$(0.13)	$(0.34)	$(0.21)

Weighted average common shares outstanding	9,053,126	6,660,044	(2,393,082)

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidated Statement of Operations
Six Months Ended August 31, 2007
			Effect of
	As previously reported	As restated	Restatement

Revenues - net	$3,883,450	$3,235,004	$(648,446)

Cost of revenues	1,486,352	1,938,046	451,694

Gross profit	2,397,098	1,296,958	(1,100,140)

Operating expenses	4,389,029	3,824,140	(564,889)

Loss from operations	(1,991,931)	(2,527,182)	(535,251)

Other (income) expenses
Interest income	(234)	(234)	-
Interest expense	25,038	191,535	166,497
	24,804	191,301	166,497

Net loss	$(2,016,735)	$(2,718,483)	$(701,748)

Deemed Dividend on Convertible Preferred Stock	$-	$635,582	$635,582

Net Loss Applicable to common stockholders	$(2,016,735)	$(3,354,065)	$(1,337,330)

Per share data (basic and diluted)	$(0.23)	$(0.52)	$(0.29)

Weighted average common shares outstanding	8,906,600	6,473,907	(2,432,693)

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidated Statement of Cash Flows
Six Months Ended August 31, 2007

	As previously reported	As restated	Effect of
			Restatement

Cash flows from operating activities
Net loss	$(2,016,735)	$(2,718,483)	$(701,748)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	41,404	41,404	-
Stock-based compensation	381,184	477,078	95,894
Non-cash interest		177,232	177,232
Change in deferred revenue	152,447	-	(152,447)
(Increase) decrease in operating assets
Accounts receivable	148,033	(154,919)	(302,952)
Inventory	(1,024,376)	(162,858)	861,518
Prepaid expenses and other assets	(66,541)	(114,574)	(48,033)
Other assets	(40,036)	(7,090)	32,946
Increase (decrease) in operating liabilities
Bank overdraft		29,373	29,373
Accounts payable	969,123	499,635	(469,488)
Accrued expenses and other current liabilities	167,836	194,033	26,197
Sales tax payable	34,902	2,322	(32,580)
Customer deposits		34,952	34,952
Net cash used by operating activities	(1,252,759)	(1,701,895)	(449,136)

Cash flows from investing activities
Purchases of property and equipment	(75,140)	(75,140)	-

Cash flows from financing activities
Repayment of capital leases	-	-	-
Proceeds from convertible notes payable	125,000	112,500	(12,500)
Proceeds from the sale of common stock	108,355	373,105	264,750
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	995,935	1,265,500	269,565
Principal repayments of long-term debt	(67,284)	(52,230)	15,054
Proceeds from loans payable - stockholders	17,956	17,956	-
Net cash provided by financing activities	1,179,962	1,716,831	536,869

Decrease in cash	(147,937)	(60,204)	87,733

Cash
Beginning of period	189,089	60,204	(128,885)
End of period	$41,152	$-	$(41,152)

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB/A-2 includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including our ability to raise capital, national and local economic conditions, conditions and trends in the video surveillance and security industries in general, changes in interest rates, commercial acceptance of our products, the effect of government regulation on our operations and other factors described from time to time in filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended August 31, 2007

Net Revenues.  Revenues increased 69% to $ 1,775,649 for the quarter ended August 31, 2007 from $1,048,252 for the quarter ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Profit.  Gross profit margin increased by $91,897  to $626,115 for the quarter ended August 31, 2007 compared to $534,218 for the quarter ended August 31, 2006 primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 35% for the three months ended August 31, 2007 compared to 51.0% for the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 151% from $879,865 for the quarter ended August 31, 2006 to $2,210,528 for the quarter ended August 31, 2007 as a result of the building of  infrastructure to support projected sales volume increases,  increased back office support staff and facilities needed to accommodate increased revenues, employee stock compensation expense, and the increased costs associated with the reverse acquisition transaction that took place in July 2007.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure, for the three months ended August 31, 2007, was not material as a result of having taken advantage of seasonal offerings of below prime rates and capital initiatives to minimize interest expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $1,630,340 for the three months ended August 31, 2007 compared to a net loss of $365,552 for the three months ended August 31, 2007.

Results of Operations for the Six Months Ended August 31, 2007

Net Revenues.  Revenues increased 65% to $ 3,235,004 for the six months ended August 31, 2007 from $1,957,553 for the six months ended August 31, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales force.

Gross Profit.  Gross proft increased by $296,309 to $1,296,958 for the six months ended August 31, 2007 compared to $1,000,649 for the six months ended August 31, 2006 primarily as a result of increased revenues.  Gross margin as a percentage of revenues decreased to 40.1% for the six months ended August 31, 2007 compared to 51.1% in the comparable period of 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased 126% from $1,689,093 for the six months ended August 31, 2006 to $3,824,140 for the six months ended August 31, 2007 as a result of the building of  infrastructure to support projected sales volume increases, increased back office support staff and facilities needed to accommodate increased revenues, employee stock option expense as well as the increased costs associated with the reverse acquisition transaction that took place in July 2007.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure, for the six months ended August 31, 2007, increased from $29,905 to $191,535 as a result of a beneficial conversion feature on convertible debt amortized to interest expense, and amortization of placement agent costs related to financings.

Net Loss.  As a result of the factors described above, we incurred a net loss of $2,718,483 for the six months ended August 31, 2007 compared to a net loss of $718,252 for the six months ended August 31, 2007.

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

Cash Flows from Operating Activities.  Net cash used in operating activities was $1,701,895 for the six months ended August 31, 2007 and $187,718 in the six months ended August 31, 2006.  This was primarily the result of increased operating expenses, as discussed above, increases in inventory and receivables of approximately $317,000, offset by increases in operating payables and accrued expenses of approximately $695,000..

Cash Flows from Investing Activities.  Net cash used in investing activities was $75,140 in the six months ended August 31, 2007 compared to $3,577 in the six months ended August 31, 2006, representing the purchase of property and equipment in both periods.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $1,716,831 for the six months ended August 31, 2007 and $249,312 during the six months ended August 31, 2006.  Proceeds from the issuance of common stock, net of issuance costs, generated $373,105  and proceeds from issuance of preferred stock net of issuance costs generated $1,265,500 in the six months ended August 31, 2007

Commitments and Contingencies.  We are a party to a $50,000 term loan  agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013.  As of August 31, 2007, $44,316 was outstanding under the loan agreement.

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

Item 3.    Controls and Procedures

As of the end of the period covered by this Report on Form 10-QSB/A, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who then concluded at the time that our controls and procedures were effective as of the date of the evaluation. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

In November 2007 our management and the Audit Committee of our Board of Directors determined it was necessary to restate our Consolidated Statements of Operations for the three and six month periods ended August 31, 2007 due to the inclusion of inter-company sales in such items.  Because of the required restatement of the Consolidated Statements of Operations, our Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2007, our disclosure controls and procedures were not effective based upon our misinterpretation of inter-company sales and revenues.

                In April 2008, in conjunction with the audit of the Company’s financial statements as of and for the end of the year ended December 31, 2007, our management and the Audit Committee of our Board of Directors determined that it was necessary to again restate our financial statements for the three and six months ended August 31, 2007 and the three and none months ended September 30, 2007, as well as the pro forma financial statements submitted with our Form 8K/A filed with the SEC on January 31, 2008, due to deficiencies in our accounting practices relating to revenue recognition , inventory, cost of goods sold and equity.

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

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: May 16, 2008

	By:	/s/ Frank Schmid
Frank Schmid
Interim Chief Financial Officer
Dated: May 16, 2008