Form 10QSB/A
period 2007-09-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-05-16
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.  20549

FORM 10-QSB/A-1

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Explanatory Note

This Amendment on Form 10-QSB/A-1 amends and restates where indicated our Quarterly Report on Form 10-QSB for the three months ended September 30, 2007 (the “Original Form 10-QSB”) as initially filed with the Securities and Exchange Commission on November 19, 2007.  The Original Form 10-QSB is being amended to restate our financial statements and the notes thereto for the three and nine months ended September 30, 2007, the related discussion of operating results contained in Item 2 - Management’s Discussion and Analysis or Plan of Operation, and the review of our disclosure controls detailed in Item 3 – Controls and Procedures made in light of the restatement.

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

Except as otherwise indicated, this Amendment speaks as of September 30, 2007 or as of the date of the filing of the original Form 10-QSB.  It must be considered in light of any subsequent statements, including forward looking statements, in any reports filed by us subsequent to the filing of the Original Form 10-QSB.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
Sept 30, 2007
Assets	(restated)

Current assets
Cash	$93,815
Accounts receivable	335,705
Inventory	548,246
Prepaid expenses	63,003
Total current assets	1,040,769

Property and equipment - net	569,262
Equipment under capital leases - net	66,080
Deposits and other assets	118,391
Intangible assets - net	3,290

Total Assets	$1,797,792

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,560,714
Accrued expenses and other current liabilities	483,440
Customer Deposits	158,285
Sales tax payable	87,906
Current portion of long-term debt	111,014
Current portion of obligations under capital leases	23,688
Convertible notes payable	125,000
Total current liabilities	2,550,048

Long-term debt - net of current portion	422,912
Obligations under capital leases - net of current portion	35,200
Loans payable - stockholders	9,000

Stockholders' deficit
Preferred stock	-
Common stock	7,049
Additional paid-in-capital	6,928,961
Treasury stock, at cost	(150,000)
Accumulated deficit	(8,005,378)
Total stockholders' deficit	(1,219,368)

Total Liabilities and Stockholder's Deficit	$1,797,792

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Quarter Ended September 30, 2007 and 2006
	2007
	(restated)	2006

Revenues - net	$1,857,272	$1,055,645

Cost of revenues	1,015,401	605,675

Gross profit	841,871	449,970

Operating expenses	2,895,077	1,280,090

Loss from operations	(2,053,206)	(830,120)

Other (income) expenses
Debt conversion expense	-	72,270
Interest income	(229)	-
Interest expense	32,871	27,474
Miscellaneous income		(105)
	32,642	99,639

Net loss	$(2,085,848)	$(929,759)

Deemed dividend on convertible preferred stock	$635,582	$-

Net Loss applicable to common stockholders	$(2,721,430)	$(929,759)

Per share data - basic and diluted	$(0.40)	$(0.09)

Weighted average number of common
shares outstanding	6,869,075	9,852,500

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(restated)

Revenues - net	$4,455,981	$3,028,183

Cost of revenues	2,365,141	1,395,105

Gross profit	2,090,840	1,633,078

Operating expenses	6,045,451	2,652,150

Loss from operations	(3,954,611)	(1,019,072)

Other (income) expenses
Debt conversion expense	590,044	72,270
Interest income	(281)	(195)
Interest expense	204,497	39,996
Miscellaneous income	-	(105)
	794,260	111,966

Net loss	$(4,748,871)	$(1,131,038)

Deemed dividend on convertible preferred stock	$635,582	$-

Net Loss applicable to common stockholders	$(5,384,453)	$(1,131,038)

Loss per share (basic and diluted)	$(0.84)	$(0.12)

Weighted average number of common
shares outstanding	6,401,071	9,810,833

See notes to condensed consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(restated)
Cash flows from operating activities
Net loss	$(4,748,871)	$(1,131,038)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	81,025	57,134
Non-cash interest expense	163,137
Payment of stock for services	390,000
Stock-based compensation	876,044	627,527
Debt conversion expense	590,044	72,270
Bank overdraft
(Increase) decrease in operating assets
Accounts receivable	48,013	(17,782)
Inventory	(302,207)	(224,746)
Prepaid expenses and other assets	(48,746)	(6,347)
Deposits and other assets	(59,491)	(24,953)
Increase (decrease) in operating liabilities
Accounts payable	773,177	123,250
Accrued expenses and other current liabilities	256,931	171,890
Sales tax payable	65,375	20,692
Customer deposits	136,199	40,000
Net cash used by operating activities	(1,779,370)	(292,103)

Cash flows from investing activities
Purchases of property and equipment	(136,615)	(21,169)

Cash flows from financing activities
Repayment of capital leases	(29,415)	(9,294)
Proceeds from convertible notes payable (net of $12,500 issuance costs)	112,500	325,000
Proceeds from the sale of common stock	871,230	-
Repurchase of stock into treasury	(150,000)
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	1,265,500	-
Principal repayments of long-term debt	(59,035)	(39,948)
Proceeds from loans payable - stockholders	(1,943)	64,429
Net cash provided by financing activities	2,008,837	340,187

Change in cash	92,852	26,915

Cash
Beginning of period	963	10,902
End of period	$93,815	$37,817

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

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.   These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended September 30, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for the three and six months ended September 30, 2007 and 2006. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 1,928,350 and 1,080,000, as adjusted for reverse split at reverse merger in July 2007, at August 31, 2007 and 2006, respectively.  In addition, the company’s convertible preferred stock (for September 30, 2007) and convertible debt (for September 30, 2006) represented, on an as converted basis, an additional 696,000 and 135,000 respectively.

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

6.           Restatement of Financial Statements

As stated in the Form 8-K filed on April 8, 2008, the Company’s management, after discussions with the Company’s independent registered public accounting firm, determined that its previously issued financial statements for the periods identified above overstated revenues and misstated costs of goods sold, inventory and equity due to, among other things, the failure to properly account for intercompany sales and inventory and the failure to maintain proper controls over accounting procedures.

The changes to financial statements are as follows:

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Balance Sheet at September 30, 2007

Assets	As previously reported	As restated	Impact of restatement

Current assets
Cash	$111,105	$93,815	$(17,290)
Accounts receivable	413,848	335,705	(78,143)
Inventory	1,102,710	548,246	(554,464)
Prepaid expenses	63,003	63,003	-
Total current assets	1,690,666	1,040,769	(649,897)
			-
Property and equipment - net	569,262	569,262	-
Equipment under capital leases - net	66,080	66,080	-
Deposits and other assets	118,391	118,391	-
Intangible assets - net	3,290	3,290	-
			-
Total Assets	$2,447,689	$1,797,792	$(649,897)

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,886,460	$1,560,714	$(325,746)
Accrued expenses and other current liabilities	483,440	483,440	-
Customer Deposits	158,285	158,285	-
Sales tax payable	87,906	87,906	-
Current portion of long-term debt	111,014	111,014	-
Current portion of obligations under capital leases	23,688	23,688	-
Convertible notes payable	125,000	125,000	-
Total current liabilities	2,875,793	2,550,047	(325,746)
			-

Long-term debt - net of current portion	422,912	422,912	-
Obligations under capital leases - net of current portion	35,200	35,200	-
Loans payable - stockholders	9,000	9,000	-
			-
Stockholders' deficit			-
Preferred stock	1	1	-
Common stock	5,218	7,049	1,831
Additional paid-in-capital	5,388,090	6,928,961	1,540,871
Treasury stock, at cost	(150,000)	(150,000)	-
Accumulated deficit	(6,138,525)	(8,005,378)	(1,866,853)
Total stockholders' deficit	(895,216)	(1,219,367)	(324,151)
			-
Total Liabilities and Stockholder's Deficit	$2,447,689	$1,797,792	$(649,897)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Statements of Operations
For the Quarter Ended September 30, 2007 and 2006

	As previously reported	As restated	Impact of restatement

Revenues - net	$3,103,957	$1,857,272	$(1,246,685)

Cost of revenues	1,870,795	1,015,401	(855,394)

Gross profit	1,233,162	841,871	(391,291)

Operating expenses	1,573,124	2,895,077	1,321,953

Loss from operations	(339,962)	(2,053,206)	(1,713,244)

Other (income) expenses
Debt conversion expense	-	-	-
Interest income	(229)	(229)	-
Interest expense	9,033	32,871	23,838
Miscellaneous income	-
	8,804	32,642	23,838

Net loss	$(348,766)	$(2,085,848)	$(1,737,082)

Deemed dividend on convertible preferred stock	$-	$635,582	$635,582

Net Loss applicable to common stockholders	$(348,766)	$(2,721,430)	$(2,372,664)

Per share data - basic and diluted	$(0.04)	$(0.40)	$(0.35)

Weighted average number of common
shares outstanding	7,795,780	6,869,075	(926,705)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006

	As Previously Reported	As Restated	Impact of restatement

Revenues - net	$5,577,233	$4,455,981	$(1,121,252)

Cost of revenues	3,053,692	2,365,141	(688,551)

Gross profit	2,523,541	2,090,840	(432,701)

Operating expenses	5,435,220	6,045,451	610,231

Loss from operations	(2,911,679)	(3,954,611)	(1,042,932)

Other (income) expenses
Debt conversion expense	590,044	590,044	-
Interest income	(281)	(281)	-
Interest expense	16,158	204,497	188,339
Miscellaneous income	-	-	-
	605,921	794,260	188,339
			-
Net loss	$(3,517,600)	$(4,748,871)	$(1,231,271)

Deemed dividend on convertible preferred stock	$-	$635,582	$635,582

Net Loss applicable to common stockholders	$(3,517,600)	$(5,384,453)	$(1,866,853)

Loss per share (basic and diluted)	$(0.33)	$(0.84)	$(0.51)

Weighted average number of common
shares outstanding	10,722,561	6,401,071	(4,321,490)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	As reported	As restated	Impact of restatement

Cash flows from operating activities
Net loss	$(3,517,600)	$(4,748,871)	$(1,231,271)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	81,025	81,025	-
Non-cash interest expense		163,137	163,137
Payment of stock for services		390,000	390,000
Stock-based compensation	562,630	876,044	313,414
Debt conversion expense	590,044	590,044	-
Bank overdraft	(46,697)		46,697
(Increase) decrease in operating assets			-
Accounts receivable	(30,130)	48,013	78,143
Inventory	(856,671)	(302,207)	554,464
Prepaid expenses and other assets	(48,746)	(48,746)	-
Deposits and other assets	(60,067)	(59,491)	576
Increase (decrease) in operating liabilities			-
Accounts payable	1,098,923	773,177	(325,746)
Accrued expenses and other current liabilities	256,930	256,930	-
Sales tax payable	65,375	65,375	-
Customer deposits	136,199	136,199	-
Net cash used by operating activities	(1,768,785)	1,779,370	(10,585)

Cash flows from investing activities
Purchases of property and equipment	(136,615)	(136,615)	-

Cash flows from financing activities
Repayment of capital leases	(16,922)	(29,415)	(12,493)
Proceeds from convertible notes payable (net of $12,500 issuance costs)	125,000	112,500	(12,500)
Proceeds from the sale of common stock	836,855	871,230	34,375
Repurchase of stock into treasury	(150,000)	(150,000)	-
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148 in 2007	1,265,500	1,265,500	-
Principal repayments of long-term debt	(42,948)	(59,035)	(16,087)
Proceeds from loans payable - stockholders	(1,943)	(1,943)	-
Net cash provided by financing activities	2,015,542	2,008,837	(6,705)

Change in cash	110,142	92,852	(17,290)

Cash
Beginning of period	963	963	-
End of period	$111,105	$93,815	$(17,290)

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Forward-Looking Statements

This Form 10-QSB/A-1 includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including our ability to raise capital, national and local economic conditions, conditions and trends in the video surveillance and security industries in general, changes in interest rates, commercial acceptance of our products, the effect of government regulation on our operations and other factors described from time to time in filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended September 30, 2007

Net Revenues.  Revenues increased 76% to $ 1,857,272 for the three months ended September 30, 2007 from $1,055,645 for the three months ended September 30, 2006 primarily as a result of an expansion of VMS’ customer base which was due, in part, to an increase in its sales and marketing initiatives.

Gross Profit.  Gross profit increased by $391,901 to $841,871 for the three months ended September 30, 2007 compared to $449,970 for the three months ended September 30, 2006 primarily as a result of increased revenues.  Gross profit as a percentage of revenue increased to 45% in 2007 compared to 42.6% in 2006 due to improvements in labor and material purchasing efficiency.

Operating Expenses.  Operating expenses increased 126% from $1,280,090 for the three months ended September 30, 2006 to $2,895,077 for the three months ended September 30, 2007 as a result of, employee stock option expense, stock paid for services, the building of  infrastructure to support projected sales volume increases,  increased back office support staff and facilities needed to accommodate increased installations and revenues as well as the increased costs associated with the reverse acquisition transaction and private placement which took place during the quarter ended  September 30, 2007.

Interest Expense.  Interest expense associated with borrowings used to finance investments in infrastructure, for the three months ended September 30, 2007, is not a material expense.

Net Loss.  As a result of the factors described above, we incurred a net loss of $2,085,848 for the three months ended September 30, 2007 compared to a net loss of $929,759 for the three months ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2007

Net Revenues.  Revenues increased 47% to $ 4,455,981 for the nine months ended September 30, 2007 from $3,028,183 for the nine months ended September 30, 2006 primarily as a result of an expansion of our customer base which was due, in part, to an increase in our sales and marketing initiatives.

Gross Profit.  Gross profit increased by $457,762 to $2,090,840 for the nine months ended September 30, 2007 compared to $1,633,078 for the nine months ended September 30, 2006 primarily as a result of increased revenues.  Gross profit as a percentage of revenues decreased to 47% for the nine months ended September 30, 2007 compared to 53.9% for the nine months ended September 30, 2006 due to additional investment in manpower and ancillaries needed to support projected revenue increases in 2007.

Operating Expenses.  Operating expenses increased from $2,652,150 for the nine months ended September 30, 2006 to $6,045,451 for the nine months ended September 30, 2007 as a result of, employee stock option expense, stock paid for services, the building of  infrastructure to support projected sales volume increases,  increased back office support staff and facilities needed to accommodate increased installations and revenues as well as the increased costs associated with the reverse acquisition transaction and private placement which took place during the quarter ended September 30, 2007.

Other Expense.  Debt conversion expense increased from $72,270 to $590,044 as result of debt conversion to equity during the first quarter of 2007.  Interest expense increased from $39,996 to $204,497, as a result of beneficial conversion features of convertible debt amortized to interest, and placement agent fees associated with financing activities.

Net Loss.  As a result of the factors described above, we incurred a net loss of $4,748,871 for the nine months ended September 30, 2007 compared to a net loss of $1,131,038 for the nine months ended September 30, 2007.

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

Cash Flows from Operating Activities.  `Net cash used in operating activities was $1,779,370 for the nine months ended September 30, 2007 and $292,103 for the nine month period ended September 30, 2006.  This was primarily the result of increased operating expenses, as discussed above, increases in inventory of $302,207, offset by increases in operating payables and accrued expenses of approximately $1,030,108.

Cash Flows from Investing Activities.  Net cash used in investing activities was $136,615 in the nine months ended September 30, 2007 and $21,169 for the nine month period ended September 30, 2006 representing purchases of property and equipment in the nine months ended September 30, 2007.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $2,008,837 for the nine months ended September 30, 2007 and $340,187 for the nine month period ended September 30, 2006.  Proceeds from the issuance of common stock, net of issuance costs, generated $871,230, and proceeds from issuance of preferred stock net of issuance costs generated $1,265,500 in the nine months ended September 30, 2007.

Commitments and Contingencies.  We are a party to a $50,000 term loan  agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013.  As of September 30, 2007, $50,000 was outstanding under the loan agreement.

As of September 30, 2007, we had outstanding $99,952 of borrowings under a loan agreement with Commerce Bank which provides for borrowing availability of up to $250,000 and is guaranteed by the U.S. Small Business Administration.  Advances under the loan agreement bear interest at a rate of 7.23% per annum and are secured by substantially all of our assets.

We had $388,945 for auto loans outstanding as of September 30, 2007.  These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

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

Visual Management Systems, Inc.
(Registrant)

	By:	/s Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: May 16, 2008

	By:	/s/ Frank Schmid
Frank Schmid
Interim Chief Financial Officer
Dated: May 16, 2008