Form 10-Q
period 2008-03-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-05-20
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐
Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2008, there were 8,023,905 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2008	December 31, 2007
Assets	(unaudited)	(audited)

Current assets
Cash	$111,567	$707,025
Accounts receivable, net	195,912	296,447
Inventory	587,606	605,724
Prepaid expenses	5,190	23,931
Total current assets	900,275	1,633,127

Property and equipment - net	726,786	682,285
Deposits and other assets	90,808	102,308
Intangible assets - net	1,659,727	1,851,091

Total Assets	$3,377,596	$4,268,811

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$705,074	$780,521
Accrued expenses and other current liabilities	973,096	627,445
Customer deposits	236,041	137,160
Sales tax payable	78,236	38,727
Bank line of credit	49,981	49,981
Current portion of long-term debt	346,278	347,539
Current portion of obligations under capital leases	53,811	30,700
Convertible notes payable	833,333	208,333
Total current liabilities	3,275,850	2,220,406

Convertible notes payable
(net of current maturities and unamortized discount of $648,333)	$2,268,334	2,818,334
Long-term debt - net of current portion	306,696	346,509
Obligations under capital leases - net of current portion	100,554	37,179
Commitments and contingencies
Stockholders' deficit
Preferred stock	1	1
Common stock	8,002	7,379
Additional paid-in-capital	12,744,785	12,030,155
Accumulated deficit	(15,176,626)	(13,041,152)
Treasury stock, at cost	(150,000)	(150,000)
Total stockholders' deficit	(2,573,838)	(1,153,617)

Total Liabilities and Stockholder's Deficit	$3,377,596	$4,268,811

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007 (unaudited)
	2008	2007

Revenues - net	$1,577,309	$1,160,437

Cost of revenues	843,113	564,215

Gross profit	734,196	596,222

Operating expenses	2,729,362	1,543,078

Loss from operations	(1,995,166)	(946,856)

Other (income) expenses
Debt conversion expense	-	590,044
Interest income	-	(49)
Interest expense	140,003	129,171
Miscellaneous income	305	26,013

Net loss	$(2,135,474)	$(1,692,035)

Per share data - basic and fully diluted	$(0.29)	$(0.29)

Weighted average number of common
shares outstanding	7,442,367	5,934,577

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	2008	2007

Cash flows from operating activities
Net loss	$(2,135,474)	$(1,692,035)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	242,797	26,412
Non-cash interest expense	75,000	129,000
Payment of stock for services	690,000	-
Stock-based compensation	25,253	207,740
Debt conversion expense	-	590,044
Loss on disposition of assets	305	-
(Increase) decrease in operating assets
Accounts receivable	100,535	22,338
Inventory	18,118	(44,852)
Prepaid expenses and other assets	18,741	5,364
Deposits and other assets	11,500	(17,240)
Increase (decrease) in operating liabilities
Accounts payable	(75,447)	(118,384)
Accrued expenses and other current liabilities	345,651	46,543
Sales tax payable	39,509	11,610
Customer deposits	98,881	54,032
Net cash used by operating activities	(544,631)	(779,428)

Cash flows from investing activities
Purchases of property and equipment	(11,991)	(12,177)
Proceeds from disposition of assets	11,143	-
Net cash used by investing activities	(848)	(12,177)

Cash flows from financing activities
Repayment of capital leases	(8,905)	(3,647)
Proceeds from convertible notes payable (net of $12,500 issuance costs)	-	112,500
Proceeds from the sale of common stock	-	871,230
Repurchase of stock into treasury	-	(150,000)
Principal repayments of long-term debt	(41,074)	(7,879)
Proceeds from loans payable - stockholders		(4,943)
Net cash provided by financing activities	(49,979)	817,261

Change in cash	(595,458)	25,656

Cash
Beginning of period	707,025	963
End of period	$111,567	$26,219

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

1.     Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.  Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ending December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2008 and the results of its operations for the three month periods ended March 31, 2008 and 2007, and are not necessarily indicative of results that may be expected for the entire year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K, and 8-K/A, wherein the March 31, 2007 information has been restated.

The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products.  The Company also sells, installs, upgrades and services Digital Video Recording Systems.  The Company is New Jersey-based and began operations in June 2003.

Recent Transactions

Acquisition of Assets of Intelligent Digital Systems, LLC. On April 3, 2008, the Company purchased substantially all the assets of Intelligent Digital Systems, LLC. (“IDS”). IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. In exchange for IDS’ assets the Comapny issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. The Company has agreed to provide its Best Efforts towards registering the shares issuable upon the conversion of the note for public resale.

In connection with the transaction, the Company entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to the surveillance industry which have been assigned to the joint venture. The joint venture has granted the Company an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and and the Company has a 50% interest in the joint venture.

2.             Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $545,000 from operations for the three months ended March 31, 2008.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations in the long-term and raising additional capital to support existing operations for at least the next twelve months. Management’s plans to achieve profitability include, obtaining new customers and putting into effect the a reduction of expenses.

3.             Equity Based Compensation, Common Stock and Options

Issuance of Stock Options to L.G. Zangani, LLC.

In January 2008 the Company issued 18,000 5-year options to purchase shares of the common stock of the Company with an exercise price of $3.00, to L.G. Zangani, LLC, as partial compensation for consummation of an agreement wherein L.G. Zangani, LLC would provide investor relations services to the Company.  The fair market value of these options upon issuance was $20,218.

Issuance of Equity Compensation to Mirador Consulting, Inc.

In March 2008 the Company issued 600,000 shares of common stock to Mirador Consulting, Inc. (“Mirador”), with a fair market value of $672,000 as compensation for modification of the September 2007 Strategic Alliance  Agreement wherein Mirador  would provide investor relations and other services to the Company.  Per the terms of that agreement Mirador, was issued 600,000 shares in exchange for extending the agreement for a period of one year and for Mirador to waive the monthly cash fee.

Issuance of Equity Compensation to Mercom Capital Group, LLC.

In January 2008 the Company issued 22,500 shares of common stock to Mercom Capital Group, LLC. (“Mercom”), with a fair market value of $18,000 as compensation in connection with the October 2007 agreement wherein Mercom would provide investor relations services to the Company.  Per the terms of that agreement Mercom shall be issued 120,000 shares.  30,000 shares were issued in 2007 and the remaining 90,000 shares will be vested monthly and issued quarterly, the first such issuance beginning in January of 2008.

3.     Commitments and Contingencies

Commitments and Contingencies.

                In September 2007 we issued a promissory note in the principal amount of $250,000 which provided for interest at a rate of 8% per annum and a maturity date of January 4, 2008 to an individual lender. As of the date of filing of this Report, the note remains past due and unpaid.  We are currently in discussions with the holder of the note regarding potential payment or extension of the Note.

In connection with The Company's July 2007 Private Placement, the Company agreed to use its best efforts to file a shelf registration statement (the “Resale Registration Statement”) with the SEC covering the resale of all shares issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants issued in connection with the private placement on or before the date which is sixty (60) days after the date of the final closing of the private placement. The Company is obligated to maintain the effectiveness of the Resale Registration Statement from its effective date through and until forty-eight (48) months after the effective date. In the event the Resale Registration Statement was not filed with the SEC on or prior to the date which is sixty (60) days after the date of the final closing of the private placement or declared effective within 120 days after the date of the final closing of the private placement, the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that the Resale Registration Statement is not so filed or effective.

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

As of March 31, 2007 the Company’s estimate was that it was likely its registration statement would be declared effective by late May.  As such on April 25, 2008 we accrued an expense in the amount of $73,150 to reflect the additional expense we expect to incur as a result of this provision.

Since January 1, 2008, The Company has been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 Private Placement. Monthly principal payments in the aggregate of $208,333 begin in November 2008. We have the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, we can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for our common stock for the 10 consecutive trading days immediately prior to the applicable payment date. If the holders of the debentures voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $.50, subject to adjustment including full-ratchet anti-dilution protection. This could result in substantial dilution to our existing stockholders.

                 Our ability to make payments of principal and interest required under the terms of the debentures will depend on our financial condition and resources available at the time that the payments become due. We did not timely pay the $15,625 and $46,875 of interest payments due under our convertible debentures on January 1, 2008 and April 1, 2008, respectively; however, all such amounts were paid in May 2008.

In connection with The Company's November 2007 Private Placement, The Company also entered into a registration rights agreement dated November 29, 2007, with the institutional investors, pursuant to which The Company agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants. The Company also agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the “Securities Act.” If the registration statement was not declared effective by March 30, 2008, or if The Company fails to maintain the effectiveness of the registration statement, or if This Company fails to respond in writing to comments made by the Commission in respect of the resale registration statement within 15 calendar days after receipt of those comments, The Company are required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in our November 2007 Private Placement and then held by such investor, and will be required to pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 20% of the aggregate purchase price paid by such investor in the November 2007 Private Placement. The Company's registration statement was not declared effective by April 30, 2008 and The Company did not respond to Commission comments regarding the registration statement within 15 days after receipt, and The Company is therefore in violation of this term of the registration rights agreement, and the liquidated damages detailed above are currently accruing. The Company has accrued an expense in the amount of $120,000 ($60,000 during the three months ended March 31, 2008), to reflect the additional expense The Company expect to incur as a result of this provision.

4.     Subsequent Event

Acquisition of Intelligent Digital Systems, LLC.

On April 3, 2008, the Company purchased substantially all the assets of Intelligent Digital Systems, LLC. (“IDS”). IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. In exchange for IDS’ assets we issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share.  The Company has agreed to provide its best efforts towards registering the shares issuable upon the conversion of the note for public resale.

In connection with the transaction, the Company entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to the security industry which have been assigned to the joint venture. The joint venture has granted the Company an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and the Company has a 50% interest in the joint venture

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Simultaneously with the merger, we completed the initial closing of a private placement of investment units consisting of shares of Series A Convertible Preferred Stock and common stock purchase warrants, which we sometimes refer to in this Report as our October 2007 Private Placement. We issued a total of 616 investment units representing a total of 616 shares of Series A convertible preferred stock and warrants to acquire 616,000 shares of our common stock in the October 2007 Private Placement, which was completed on October 25, 2007. On November 30, 2007, we completed a private placement of $3.75 million aggregate principal amount of 5% secured convertible debentures and warrants to acquire 11,250,000 shares of our common stock to three affiliated institutional investors.

Results of Operations for the Quarters Ended March 31, 2008 and 2007

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues increased approximately $417,000, or 36% to approximately $1.577 million during the three months ended March 31, 2008 from approximately $1.160 million during the three months ended March 31, 2007. The increase in revenues reflects increased sales efforts, primarily through an increase in the number of sales staff we employ.

Cost of Goods Sold

Total cost of goods sold increased approximately $279,000, or 49% to approximately $843,000 for the three months ended March 31, 2008, from approximately $564,000 during the three months ended March 31, 2007. This increase was primarily due to increased revenues.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2008 increased to approximately $734,000 from approximately $596,000 for the three months ended March 31, 2007, and gross profit as a percentage decreased to 47% for the three months ended March 31, 2008 compared with 51% for the three months ended March 31, 2007.

Operating Expenses

Operating expenses increased approximately $1.2 million to $2.7 million for the three months ended March 31, 2008, from approximately $1.5 million for the three months ended March 31, 2007.

This increase was primarily attributable an increase in employee related expenses of approximately $300,000 and an increase of stock for services of approximately $700,000, and an increase in the accrual for late filing penalties of approximately $70,000,

Debt Conversion Expense

Debt conversion expense for the three months ended March 31, 2008 decreased to zero, from approximately $590,000 for the three months ended March 31, 2007, as the Company did not convert any debt in 2008.

Interest Expense

Interest expense for the three months ended March 31, 2008 increased to approximately $140,000, from approximately $129,000 in the three months ended March 31, 2007. The increase was primarily the result of (i) higher original issue discount amortization, totaling approximately $75,000 and (ii) interest on bridge loans and convertible debt of approximately $60,000 offset by $125,000 of interest expense in the first quarter of 2007 associated with a beneficial conversion feature on convertible debt.

Net Income (Loss)

As a result of the items discussed above there was a net loss of approximately $2.1 million for the three months ended March 31, 2008 compared with a net loss of approximately $1.7 million for the three months ended March 31, 2007.

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

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. At March 31, 2008, we had cash of $111,567, a working capital deficit of $2,375,575, stockholders’ deficit of $2,573,838, and an outstanding balance of long term debt of $306,696 net of current maturities, plus $2,268,334 of convertible debt net of current maturities, and obligations under capital leases net of current maturities of $100,554. In comparison, at December 31, 2007, we had cash and equivalents of approximately $707,025, a working capital deficit of approximately $587,279, $2,818,334 of convertible debt net of current maturities, and an outstanding balance of long term debt of $346,509, net of current maturities. Our financial condition as of March 31, 2008 raises doubt as to our ability to continue our normal business operations as a going concern.  If we are unable to put into effect certain plans, we may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities.

Net cash used by operating activities was $544,631 for the three months ended March 31, 2008 and $779,428 for the three months ended March 31, 2007.  Cash used during the three months ended March 31, 2008 was primarily the result of the operating loss described above offset by decreases in accounts receivable and inventory of $118,000 and increases in current liabilities of approximately $483,000.  For the three months ended March 31, 2007, cash used in operations was primarily a result of the operating loss incurred during the quarter.

Cash Flows from Investing Activities.

Net cash used in investing activities was $848 in the three months ended March 31, 2008 and $12,177 for the three month period ended March 31, 2007 representing purchases of property and equipment net of proceeds received from an asset disposition in the three months ended March 31, 2008, as compared to 12,177 of equipment purchases for the corresponding period in 2007.

Cash Flows from Financing Activities.

Net cash provided by financing activities was a negative $49,979 for the three months ended March 31, 2008 and $817,261 for the three month period ended March 31, 2007.  The negative cash from financing activities was a result of repayment of loan and capital lease obligations during the three months ended March 31, 2008.  For the three months ended March 31, 2007, the cash provided by financing activities was primarily the result of $871,230 from the issuance of common stock and $112,500 net proceeds from convertible debt offset by $150,000 for the repurchase of stock into treasury.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4.    Controls and Procedures

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, who concluded that our controls and procedures were not effective as of the date of the evaluation. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we issued five year options to acquire 18,000 shares of our common stock at an exercise price of $3.00 per share to L.G. Zangani, LLC as partial compensation under an agreement pursuant to which L.G. Zangani provides investor relations services.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

In March 2008, we issued 600,000 shares of common stock to Mirador Consulting, Inc. as compensation for modification of our Strategic Alliance Agreement pursuant to which Mirador Consulting provides investor relations and other services to us.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

In January 2008, we issued 22,500 shares of common stock to Mercom Capital, LLC as compensation under a strategic alliance agreement pursuant to which Mercom provides investor relations services to us.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

Item 3.  Defaults Upon Senior Securities

In September 2007 we issued a promissory note in the principal amount of $250,000 which provided for interest at a rate of 8% per annum and a maturity date of January 4, 2008 to an individual lender. As of the date of filing of this Report, the note remains past due and unpaid.  We are currently in discussions with the holder of the note regarding potential payment or extension of the Note.

We did not timely pay the $15,625 and $46,875 of interest payments due under our convertible debentures on January 1, 2008 and April 1, 2008, respectively; however, all such amounts were paid in May 2008.

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
Dated: May 20, 2008

	By:	/s/ Frank Schmid
Frank Schmid
Interim Chief Financial Officer
Dated: May 20, 2008

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