Form 10-Q
period 2008-06-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-08-14
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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
Yes ☐   No ☒

As of August 14, 2008, there were 8,255,500 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current assets
Cash	$26,870	$707,025
Accounts receivable, net	204,865	296,447
Inventory	595,299	605,724
Prepaid expenses	15,885	23,931
Total current assets	842,919	1,633,127

Property and equipment - net	690,996	682,285
Capitalized software	64,000	-
Deposits and other assets	88,426	102,308
Investment in joint venture	5,000	-
Software assets-net	1,555,553	-
Deferred financing costs-net	1,486,744	1,851,091

Total Assets	$4,733,638	$4,268,811

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,112,702	$780,521
Accrued expenses and other current liabilities	1,340,448	627,445
Customer deposits	234,130	137,160
Sales tax payable	87,161	38,727
Bank line of credit	49,981	49,981
Short term notes payable	555,892	-
Current portion of long-term debt	97,696	347,539
Current portion of obligations under capital leases	54,617	30,700
Current portion of convertible notes payable	1,458,333	208,333
Total current liabilities	4,990,960	2,220,406

Convertible notes payable - net of current portion	3,262,334	2,818,334
Long-term debt - net of current portion	284,380	346,509
Obligations under capital leases - net of current portion	83,768	37,179
Commitments and contingencies

Stockholders' deficit
Preferred stock	1	1
Common stock	8,039	7,379
Additional paid-in-capital	12,958,251	12,030,155
Accumulated deficit	(16,704,095)	(13,041,152)
Treasury stock, at cost	(150,000)	(150,000)
Total stockholders' deficit	(3,887,804)	(1,153,617)

Total Liabilities and Stockholder's Deficit	$4,733,638	$4,268,811

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Six and Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007

Revenues - net	$3,212,825	$2,598,709	$1,635,516	$1,438,272

Cost of revenues	1,653,496	1,349,740	810,383	785,525

Gross profit	1,559,329	1,248,969	825,133	652,747

Operating expenses	4,924,933	3,150,374	2,195,571	1,607,296

Loss from operations	(3,365,604)	(1,901,405)	(1,370,438)	(954,549)

Other (income) expenses
Debt conversion expense	-	590,044	-	-
Interest income	-	(52)	-	(3)
Interest expense	297,034	171,626	157,031	42,455
Miscellaneous loss (income)	305	-	-	(26,013)

Net loss	$(3,662,943)	$(2,663,023)	$(1,527,469)	$(970,988)

Per share data - basic and fully diluted	$(0.47)	$(0.43)	$(0.19)	$(0.15)

Weighted average number of common
shares outstanding	7,732,971	6,163,191	8,023,575	6,389,292

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net loss	$(3,662,943)	$(2,663,023)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	484,597	50,251
Non-cash interest expense	173,451	142,724
Payment of stock for services	721,425	-
Stock-based compensation	207,331	467,552
Debt conversion expense	-	590,044
Loss on disposition of assets	305	-
(Increase) decrease in operating assets
Accounts receivable	91,582	159,535
Inventory	69,538	(119,185)
Prepaid expenses and other assets	8,046	14,257
Deposits and other assets	13,883	(48,458)
Increase (decrease) in operating liabilities
Bank Overdraft	-	9,689
Accounts payable	332,181	502,382
Accrued expenses and other current liabilities	713,003	3,005
Sales tax payable	48,434	26,656
Customer deposits	96,970	159,837
Net cash used by operating activities	(702,197)	(704,734)

Cash flows from investing activities
Purchases of property and equipment	(54,043)	(53,885)
Capitalized software	(64,000)	-
Proceeds from disposition of assets	11,143	-
Investment in joint venture	(5,000)	-

Net cash used by investing activities	(111,900)	(53,885)

Cash flows from financing activities
Repayment of capital leases	(24,885)	(5,764)
Repayment of short term notes	(68,000)	-
Proceeds from convertible notes payable (net of $12,500 issuance costs)	-	112,500
Proceeds from the sale of common stock	-	871,230
Proceeds from short term notes payable (net of $15,200 of issuance costs)	288,800	-
Repurchase of stock into treasury	-	(150,000)
Principal repayments of long-term debt	(61,973)	(63,989)
Repayment of loans payable - stockholders	-	(6,321)
Net cash provided by financing activities	133,942	757,656

Change in cash	(680,155)	(963)

Cash
Beginning of period	707,025	963
End of period	$26,870	$-

Supplemental Disclosure of Cash Flow Information

Issuance of a short term note to refinance existing long term note	267,192	-

Issuance of convertible note for IDS Acquisition	1,544,000	-
for acquisition of software assets and net working capital

Issuance of note payable for IDS Acquisition	42,000	-

Increase in inventory due to IDS asset acquisition	20,123	-

Increase in assets under capitalized leases	95,391	-

Cash paid for interest	89,921	29,002

Increase in inventory for reclassification from fixed assets	38,990	-

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008

1.    Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC formerly known as Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2008 and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K.

The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products. The Company also sells, installs, upgrades and services Digital Video Recording Systems. The Company is New Jersey-based and began operations in June 2003.

Summary of significant accounting policies

Debt instruments and the features/instruments contained therein:

Deferred financing costs are amortized over the term of the associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.

Intangible assets.

Intangible assets acquired by the Company have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed periodically to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. Values assigned to goodwill will not be amortized, however periodic reviews will be conducted to determine if the carrying value of the goodwill exceeds its then measured fair value in order to determine if a goodwill impairment loss needs to be recognized.

Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. At June 30, 2008, the Company has capitalized approximately $64,000 of software development costs relating to new products. There was no software development cost capitalized during the same period in 2007.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when the product is available for general release to customers. At June 30, 2008, the products under development were not yet generally available to customers and as a result, there were no amortization charges for the three or six months ending June 30, 2008.

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized cost of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of $741,187 from operations for the six months ended June 30, 2008 as compared to a cash deficiency from operations of $704,734 for the same period in 2007.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations in the long-term and raising additional capital to support existing operations for at least the next twelve months. Management is currently considering a number of means for raising additional capital, including a private offering of securities and other strategic alternatives to raise funds.

Without the money to fund its business plan the Company’s competitive position may never mature to a point where its business plan will be attainable, including its plan as it relates to the Company’s investment in the assets of Intelligent Digital Systems, LLC, and a substantial retrenchment of management’s plans may be necessary. If the Company is unsuccessful in raising funds or curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

3.     Inventory

Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of June 30, 2008, management does not believe any reserve is required.

Our inventory consisted of a total of $595,299, ($83,548 of raw materials, $20,180 work-in-process and $491,881 of finished goods) at June 30, 2008 as compared to inventory of $605,724 (approximately $66,000 of raw materials and $540,000 of finished goods) at December 31, 2007.

4.     Acquisition of IDS Assets

On April 3, 2008, the Company purchased substantially all the assets of Intelligent Digital Systems, LLC. (“IDS”). The assets consist of the current TechEye software (“DVR Software”) and computer software in development relating to the TrueHybrid hybrid NVR/DVR technology (“Hybrid DVR Software”). The Company is currently investigating patent protection for a number of the processes included in the DVR software and Hybrid DVR Software. The assets purchased included three trademarks, which the Company does not currently plan to use and therefore assigned no value to them. The Company has included the results of the IDS operations that were purchased by the Company since the date of acquisition. These results have not been material.

Under the terms of the agreement, the Company purchased accounts receivable of $3,185 and inventory of $20,123 as well as the DVR Software and Hybrid DVR Software.

The amount of $1,562,692 was assigned to intangible assets. The intangible assets consist of the DVR Software and Hybrid DVR Software and are being amortized over their estimated useful lives of 1 and 5 years respectively.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Accounts Receivable	$3,185
Inventory	20,123
DVR Software	28,555
Hybrid DVR Software	1,534,137

Total	$1,586,000

The intangible software assets were valued using the income method, using the company's best estimates of future cash flows from the sales of the products including the software, a 40% tax rate and discount rates between 15 and 20%.

Amortization of $7,139 was charged to cost of good sold during the quarter ending June 30, 2008 for the DVR Software. The balance of $21,416 will be amortized in equal amounts over the next three quarters.

Amortization associated with the Hybrid DVR Software is not expected to begin until the fourth quarter of 2008, when products containing the software are commercially available. As a result, future amortization is expected to be:

Quarter ending September 30, 2008	$7,139
Quarter ending December 31, 2008	$83,846
2009	$313,966
2010	$306,827
2011	$306,827
2012	$306,827
2013	$230,121
Total	$1,555,553

In exchange for IDS’ assets the Company issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. The Company has agreed to provide its best efforts towards registering the shares issuable upon the conversion of the note for public resale.

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

The Company owns 50% of the joint venture and does not have operating control over the venture. As a result, the Company has recorded it's investment in the joint venture at $5,000 using the equity method.

5.     Equity Based Compensation, Common Stock

Issuance of Equity Compensation to Mercom Capital Group, LLC.

In April 2008 the Company issued 22,500 shares of common stock to Mercom Capital Group, LLC. (“Mercom”), with a fair market value of $22,725 as compensation in connection with the October 2007 agreement wherein Mercom would provide investor relations services to the Company. Per the terms of that agreement Mercom shall be issued 120,000 shares. 30,000 shares were issued in 2007 and the remaining 90,000 shares will be vested monthly and issued quarterly through October 2008. In June 2008, The Company accrued an additional $8,700 for the issuance of 15,000 shares to reflect the costs of this agreement through June 30, 2008. Excluding these shares the Company has issued a total of 45,000 shares to Mercom in 2008.

6.    Commitments and Contingencies

Commitments and Contingencies.

In September 2007 the Company issued a promissory note with a principal value of $250,000, an annual interest rate of 8% and a maturity date of January 4, 2008 to an individual lender. In June 2008, the holder of the note assigned it to a pension plan formed for the benefit of a member of our Board of Directors which agreed to exchange the note for a new note in the principal amount of $267,192, which bears interest at a rate of ten percent per annum and becomes due on December 10, 2008 and options to acquire 20,000 shares of our common stock at a price of $0.40 per share.

In connection with the Company’s July 2007 Private Placement, the Company agreed to use its best efforts to file a shelf registration statement (the “Resale Registration Statement”) with the SEC covering the resale of all shares issuable upon the conversion of the Series A Convertible Preferred Stock and the exercise of the warrants issued in connection with the private placement on or before the date which is sixty (60) days after the date of the final closing of the private placement. The Company is obligated to maintain the effectiveness of the Resale Registration Statement from its effective date through and until forty-eight (48) months after the effective date. In the event the Resale Registration Statement was not filed with the SEC on or prior to the date which is sixty (60) days after the date of the final closing of the private placement or declared effective within 120 days after the date of the final closing of the private placement, the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be increased, subject to the limit described below, by two percent (2%) for each month (or portion thereof) that the Resale Registration Statement is not so filed or effective.

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

As of June 30, 2008, the Company’s management concluded that as a result of the policies of the Securities and Exchange Commission, the Company is precluded at this time from registering all the shares that are issuable to investors who participated in its July Private Placement, and as of June 30, 2008 the Company’s estimate was that it was likely its registration statement would not be declared effective prior to August 8, 2008, the date on which the shares of Company common stock underlying the Series A Convertible Preferred Stock may be sold without registration pursuant to the provisions of SEC Rule 144. As such the Company elected to file its registration statement only as to those shares underlying the warrants issued to investors in connection with the July Private Placement, and on June 30, 2008 the Company accrued an expense in the amount of $223,993 to reflect the remaining expense it expects to incur as a result of this provision, and its termination as of August 8, 2008 due to the effects of SEC Rule 144.

On November 30, 2007, the Company entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% secured convertible debentures and common stock purchase warrants. This transaction is referred to as the Company’s November 2007 Private Placement. In this transaction, the Company issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of its common stock. The warrants expire in November 2014 and had an initial exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection. In consideration of amendments to and waivers of certain terms of the existing agreements governing the investment in the Company by the institutional investors, the Company has agreed in principle to modify the exercise price of the warrants to $0.40 per share.

Since January 1, 2008, the Company has been required to make quarterly payments of interest under the convertible debentures issued in the November 2007 Private Placement. Monthly principal payments in the aggregate of $208,333 begin in December 2008. The Company has the right to pay interest and monthly principal payments in cash, or upon notice to the holders and compliance with certain equity conditions, including having a currently effective registration statement covering the shares of common stock issuable upon conversion of the debentures, the Company can pay all or a portion of any such payment in common stock valued at a price equal to the lesser of the then effective conversion price (initially $0.50) or 85% of the average of the volume weighted average price, or VWAP, per share as reported by Bloomberg L.P. for common stock for the 10 consecutive trading days immediately prior to the applicable payment date. If the holders of the debentures voluntarily elect to convert all or a portion of the debentures into common stock, the conversion price will be $.50, subject to adjustment including full-ratchet anti-dilution protection. This could result in substantial dilution to existing stockholders.

       The Company’s ability to make payments of principal and interest required under the terms of the debentures will depend on the Company’s financial condition and resources available at the time that the payments become due. The Company did not timely pay the $15,625 and $46,875 of interest payments due under the Company’s convertible debentures on January 1, 2008 and April 1, 2008, respectively; however, all such amounts were paid in May 2008. The Company has with the approval of its institutional investors elected to pay the $46,875 in interest due on July 1, 2008 in restricted stock to be issued to the institutional investors, at a per share purchase price equal to 80% of the average of the VWAPs for the 20 Trading Days immediately prior to the date of issuance. The date of this issuance and the number of shares to be distributed have not yet been determined.

In connection with the Company’s November 2007 Private Placement, the Company also entered into a registration rights agreement dated November 29, 2007, with the institutional investors, pursuant to which it agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants. The Company also agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the “Securities Act.” If the registration statement was not declared effective by the SEC by March 30, 2008, or if the Company fails to maintain the effectiveness of the registration statement or fails to respond to SEC comments within 15 calendar days after receipt of those comments, the Company is required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in the Company’s November 2007 Private Placement and then held by such investor, and shall pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 20% of the aggregate purchase price paid by such investor in the Company’s November 2007 Private Placement. The registration statement was not declared effective by March 30, 2008 and the Company did not respond to SEC comments regarding the registration statement within 15 days after receipt, and the Company is therefore in violation of this term of the registration rights agreement, and the liquidated damages described above are currently accruing. As of June 30, 2008, the Company had accrued an expense in the amount of $240,000 to reflect the additional expense it expects to incur as a result of this provision. Since June 30, 2008, management has concluded that as a result of the policies of the Securities and Exchange Commission, the Company is precluded at this time from registering all the shares that are issuable to investors who participated in the Company’s November 2007 Private Placement. After discussions with such investors, and in accordance with the terms of the registration rights agreement, the Company has registered none of the shares issuable to such investors. The Company has with the approval of its institutional investors elected to pay the $240,000 in principal and $10,000 in interest due as a result of these provisions as of the date of this filing in restricted stock to be issued to the institutional investors, at a per share purchase price equal to 80% of the average of the VWAPs for the 20 Trading Days immediately prior to the date of issuance. The date of this issuance and the number of shares to be distributed have not yet been determined.

7.     Issuance and Repricing of Stock Options

In January 2008, the Company issued to an investor relations firm, options to purchase 18,000 shares of the Company’s common stock with an exercise price of $3.00 and a five year life and the options vest over a 6 month period. These options were issued pursuant to an agreement executed during 2007.

In June 2008, the Company issued to employees, options to purchase 458,500 shares of the Company’s common stock with an exercise price of $0.40, a ten year life and these options vest 50% after one year and the balance after two years.

In June 2008, the Company issued to each member of its Board of Directors, options to purchase 5,000 shares (a cumulative total of 25,000 shares) of the Company’s common stock with an exercise price of $0.40 and a ten year life. These options vest 50% after one year and the balance after two years.

In June 2008, the Company issued to a member of the Board of Directors, options to purchase 20,000 shares of the Company’s common stock in exchange for refinancing a $250,000 note. These options have an exercise price of $0.40, a ten year life and vested upon issuance.

In June 2008, the compensation committee of the Company’s board of directors determined that the existing employee options should be repriced to current market values in order to be provide appropriate incentives to employees. As a result, the existing employee options were repriced from $2.50 to $0.40, which was the closing price of the Company’s common stock on the day preceding the committee’s action. A total of 880,000 options were repriced. In connection with the repricing, the Company recorded an additional $37,292 of stock based compensation.

8.    Subsequent Events

Exercise of Warrants

In August 2008, Brooksghire Securities Inc., (“Brookshire”) the Company’s placement agent for the July Private Placement, exercised warrants to acquire 52,280 shares of the Company’s common stock pursuant to the warrants cashless exercise provisions which resulted in a total of 34,095 shares being issued to Brookshire, with no net proceeds to the Company

Execution of Strategic Alliance Agreement

In July 2008, the Company entered into a Strategic Alliance Agreement with Glenwood Capital, Inc. (“Glenwood”) for their provision of investor relations services. On August 5, 2008, the Company issued 100,000 restricted shares of its common stock as compensation to Glenwood. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance. The Company’s agreement with Glenwood contemplates a payment of $25,000 to be made to Glenwood by the Company upon the first anniversary of execution of the agreement, as additional compensation for their services.

Management’s Discussion and Analysis of Financial Condition and Results and Operations

Overview

          On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, we changed our corporate name from Wildon Productions, Inc. to Visual Management Systems, Inc. and the former stockholders of Visual Management Systems Holding, Inc. received an aggregate of 5,218,000 shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger. In addition, our board of directors was reconstituted at the effective time of the merger with designees of Visual Management Systems Holding, Inc. replacing our then current board of directors. Further, at the effective time of the merger, we abandoned our prior business plan and the operations of Visual Management Systems Holding, Inc. acquired as a result of the merger became our sole line of business. The merger transaction was therefore accounted for as a reverse acquisition with Visual Management Systems Holding, Inc. as the acquiring party and Visual Management Systems, Inc. (formerly Wildon Productions, Inc. ) as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Visual Management Systems Holding, Inc., unless the context otherwise requires.

           Simultaneously with the merger, we completed the initial closing of a private placement of investment units consisting of shares of Series A Convertible Preferred Stock and common stock purchase warrants, which we sometimes refer to in this Report as our July 2007 Private Placement. We issued a total of 616 investment units representing a total of 616 shares of Series A convertible preferred stock and warrants to acquire 616,000 shares of our common stock in the July 2007 Private Placement, which was completed on October 25, 2007. On November 30, 2007, we completed a private placement of $3.75 million aggregate principal amount of 5% secured convertible debentures and warrants to acquire 11,250,000 shares of our common stock to three affiliated institutional investors.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

           Net revenues increased $197,244, or 14% to $1,635,516 during the three months ended June 30, 2008 from $1,438,272 during the three months ended June 30, 2007. The increase in revenues reflects the Company’s success in completing larger sales in 2008 as compared to the same period in 2007.

Cost of Goods Sold

           Total cost of goods sold increased $24,858, or 3% to $810,383 for the three months ended June 30, 2008, from approximately $785,525 during the three months ended June 30, 2007. This increase was primarily due to increased revenues.

           As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2008 increased to $825,133 from $652,747 for the three months ended June 30, 2007, and gross profit as a percentage increased to 50.5% for the three months ended June 30, 2008 compared with 45.4% for the three months ended June 30, 2007. The increase in gross profit margin for the three months ended June 30, 2008 is a result of increased sales of the Company’s DVR’s, increased revenue on higher margin service business, pricing changes, reductions in overtime, and improvements to the company’s utilization of operational resources.

Operating Expenses

           Operating expenses increased $588,275 to $2,195,571 for the three months ended June 30, 2008, from $1,607,296 for the three months ended June 30, 2007.

           This increase was primarily attributable to an increase in an increase in the accrual for late filing penalties of $343,000 and an increase in the amortization of deferred financing costs of approximately $194,000 and an increase in professional fees of approximately $85,000.

Interest Expense

           Interest expense for the three months ended June 30, 2008 increased to $157,031, from $42,455 in the three months ended June 30, 2007. The increase was primarily the result of (i) higher original issue discount amortization, totaling approximately $75,000 and (ii) interest on convertible debt of $46,875.

Net Income (Loss)

           As a result of the items discussed above there was a net loss of $1,527,469 for the three months ended June 30, 2008 compared with a net loss of $970,988 for the three months ended June 30, 2007.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

           Net revenues increased $614,116, or 24% to $3,212,825 during the six months ended June 30, 2008 from $2,598,709 during the six months ended June 30, 2007. The increase in revenues reflects increased sales efforts, primarily through success in completing several large sales during 2008.

Cost of Goods Sold

           Total cost of goods sold increased $303,756, or 23% to $1,653,496 for the six months ended June 30, 2008, from approximately $1,349,740 during the six months ended June 30, 2007. This increase was primarily due to increased revenues.

           As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2008 increased to $1,559,329 from $1,248,969 for the six months ended June 30, 2007, and gross profit as a percentage of revenues increased to 48.5% for the six months ended June 30, 2008 compared with 48.1% for the six months ended June 30, 2007.

Operating Expenses

           Operating expenses increased $1,774,559 to $4,924,933 for the six months ended June 30, 2008, from $3,150,374 for the six months ended June 30, 2007.

           This increase was primarily attributable to an increase in the following expense items: issuance of stock for investor relations services with a fair value of $690,000, an accrual for liquidated damages for a late filing of a registration statement of $477,000 , amortization of deferred financing costs associated with debt financing $386,000 and an increase in other general and administrative costs (professional fees, travel, insurance and rent) of approximately $240,000.

Debt Conversion Expense

           Debt conversion expense for the six months ended June 30, 2008 decreased to zero, from approximately $590,000 for the six months ended June 30, 2007, as no indebtedness was converted in 2008.

Interest Expense

           Interest expense for the six months ended June 30, 2008 increased to $297,034, from $171,626 in the six months ended June 30, 2007. The increase was primarily the result of (i) higher original issue discount amortization, totaling approximately $150,000 and (ii) interest on bridge loans and convertible debt of approximately $94,000 offset by $125,000 of interest expense in the six months ended June 30, 2007 associated with a beneficial conversion feature on convertible debt.

Net Income (Loss)

           As a result of the items discussed above there was a net loss of $3,662,943 for the six months ended June 30, 2008 compared with a net loss of approximately $2,663,023 for the six months ended June 30, 2007.

Liquidity and Capital Resources

           Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. At June 30, 2008, we had cash of $26,870, a working capital deficit of $4,148,041, stockholders’ deficit of $3,887,804, and an outstanding balance of long term debt of $284,380 net of current maturities, plus $3,262,334 of convertible debt net of current maturities and an unamortized original issue discount of $573,333, and obligations under capital leases net of current maturities of $83,768. In comparison, at December 31, 2007, we had cash and equivalents of approximately $707,025, a working capital deficit of approximately $587,279, $2,818,334 of convertible debt net of current maturities, and an outstanding balance of long term debt of $346,509, net of current maturities. Our financial condition as of June 30, 2008 raises doubt as to our ability to continue our normal business operations as a going concern. If we are unable to put into effect certain plans, we may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities.

Net cash used by operating activities was $702,197 for the six months ended June 30, 2008 and $704,734 for the six months ended June 30, 2007.  Cash used during the six months ended June 30, 2008 was primarily the result of the operating loss described above offset by decreases in receivables of $91,582 and inventory of $69,538and increases in accounts payable and accrued expenses totaling $1,045,184.  For the six months ended June 30, 2007, cash used in operations was primarily a result of the operating loss incurred during the quarter plus increases in inventory of $119,185 and security bonds of $48,458 for larger customer jobs offset by decreases in receivables of $159,535 increases in accounts payable of $502,382 and increased customer deposits of $159,837.

Cash Flows from Investing Activities.

Net cash used in investing activities was $111,900 in the six months ended June 30, 2008 representing capitalization of costs relating to implementation of a new accounting software package and capitalization of software development costs net of proceeds received from an asset disposition, as compared to $53,885 of equipment purchases for the corresponding period in 2007.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $133,942 for the six months ended June 30, 2008 and $757,656 for the six month period ended June 30, 2007.  The cash from financing activities was a result of proceeds of $288,800 from short term notes payable offset by repayment of short term notes of $68,000 and principal payments on capital leases of $24,885, long term debt of $61,973 during the six months ended June 30, 2008.  For the six months ended June 30, 2007, the cash provided by financing activities was primarily the result of $871,230 from the issuance of common stock and $112,500 net proceeds from convertible debt offset by $150,000 for the repurchase of stock into treasury.

Cash decreased from $707,025 at December 31, 2007 to $26,870 at June 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures were not effective as of the date of the evaluation. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

           In April 2008, in conjunction with the audit of the Company’s financial statements as of and for the end of the year ended December 31, 2007, our management and the Audit Committee of our Board of Directors determined that it was necessary to again restate our financial statements for the three and six months ended August 31, 2007 and the three and nine months ended September 30, 2007, as well as the pro forma financial statements submitted with our Form 8K/A filed with the SEC on January 31, 2008, due to material weaknesses in our accounting practices relating to revenue recognition, inventory, cost of goods sold and equity.

These material weaknesses included :

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

After assessing our internal controls over financial reporting as of December 31, 2007, our management concluded that due to the material weaknesses identified above, our internal controls over financial reporting were not effective as of such date.

          Since our last reporting period we have taken steps to improve our internal controls over financial reporting and disclosure controls and procedures, including the hiring of our current Chief Financial Officer, the implementation of new month end closing procedures, and the reorganization of our accounting department. Other than the changes described above, there have been no other changes in the period covered by this report, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, we issued 22,500 shares of common stock to Mercom Capital, LLC as compensation under a strategic alliance agreement pursuant to which Mercom provides investor relations services to us. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

In June 2008, the Company issued to employees, options to purchase 458,500 shares of the Company’s common stock with an exercise price of $0.40 a ten year life and these options vest 50% after one year and the balance after two years. We relied upon the exception provided by section 4(2) of the Securities Act of 1933, as amended in making such issuance.

In June 2008, the Company issued to each member of its Board of Directors, options to purchase 5,000 shares (a cumulative total of 25,000 shares) of the Company’s common stock with an exercise price of $0.40 and a ten year life. These options vest 50% after one year and the balance after two years.  We relied upon the exception provided by section 4(2) of the Securities Act of 1933, as amended in making such issuance.

In June 2008, the Company issued to a member of the Board of Directors, options to purchase 20,000 shares of the Company’s common stock in exchange for refinancing a $250,000 note. These options have an exercise price of $0.40, a ten year life and vested upon issuance.  We relied upon the exception provided by section 4(2) of the Securities Act of 1933, as amended in making such issuance.

In July 2008, the Company entered into a Strategic Alliance Agreement with Glenwood Capital, Inc. (“Glenwood”) for their provision of investor relations services. On August 5, 2008, the Company issued 100,000 restricted shares of its common stock as compensation to Glenwood. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.  We relied upon the exception provided by section 4(2) of the Securities Act of 1933, as amended in making such issuance.

Item 3. Defaults Upon Senior Securities

We have not timely paid the $46,875 of interest payments due under our convertible debentures on July 1, 2008. The Company has instead with the approval of its institutional investor elected to pay the $46,875 in interest due on July 1, 2008 in restricted stock to be issued to the institutional investor. The date of this issuance and the number of shares to be distributed have not yet been determined

Item 6.  Exhibits

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC (1)
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employment Agreement dated as of June 10, 2008 betwene Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC(3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company’s Registratuion Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on June 17, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: August 14, 2008

	By:	/s/ J.D. Gardner
J.D. Gardner
Chief Financial Officer
Dated: August 14, 2008

EXHIBIT INDEX

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employmnt Agreement dated as of June 10, 2008 betwene Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
10.21	Registration Rights Agreement issued to purchasers of shares of common stock issued to affiliates of Kuhns Brothers Securities pursuant to warrants to purchase common stock issued by the Company.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC(3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company’s Registratuion Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on June 17, 2008