Form 10-Q/A
period 2008-06-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-08-15
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 14, 2008, there were 8,255,500 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (the “Original Form 10-Q”) as initially filed with the Securities and Exchange Commission on August 14, 2008 to include exhibits 31.1, 31.2, 32.1 and 32.2, the certifications of our Chief Executive Officer and Chief Financial Officer, which were inadvertently omitted when the Original Form 10-Q was filed.

This Amendment does not affect any other section of the Original Form 10-Q not otherwise discussed herein and continues to speak as of the date of original filing.

Item 6.  Exhibits

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC (1)
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employment Agreement dated as of June 10, 2008 between Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002( filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC (3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on June 17, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: August 14, 2008

	By:	/s/ James D. Gardner
James D. Gardner
Chief Financial Officer
Dated: August 14, 2008

EXHIBIT INDEX

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employment Agreement dated as of June 10, 2008 between Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002( filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith)
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC (3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company's Report on Form 8-K/A filed with the Securities and Exchange Commission on June 17, 2008