Form 10KSB/A
period 2007-12-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-08-28
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________

Commission file number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	68-0634458
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1000 Industrial Way North, Suite C, Toms River, New Jersey	08755
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant as of April 14, 2008, was approximately $4,145,980. The Registrant has no other class of capital stock outstanding.

As of April 14, 2008, 7,978,905 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): [Yes ☐ No ☒]

Explanatory Note

This Amendment on Form 10-KSB/A amends and restates where indicated our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Original Form 10-KSB”) as initially filed with the Securities and Exchange Commission on April 16, 2008. This Amendment is being filed to (i) amend Item 8A to provide a report on management’s assessment over internal controls over financial reporting (ii) expand certain disclosures in the notes to our consolidated financial statements (iii) amend and restate our Consolidated Statement of Stockholders’ Equity (Deficiency) as a result of comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission and (iv) amend and restate our balance sheet to reclassify amounts between additional Paid-in capital and common stock. The amendment and restatement of the Consolidated Statement of Stockholders’ Equity (Deficiency) had no affect on our results of operations, total assets, total liabilities or stockholders’ equity as of and for the period ended December 31, 2007.

Except as otherwise indicated, this Amendment speaks as of December 31, 2007 or as of the date of the filing of the original Form 10-KSB. It must be considered in light of any subsequent statements, including forward looking statements, in any reports filed by us subsequent to the filing of the Original Form 10-KSB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Report on Form 10-KSB/A and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; and failure by the Registrant to successfully develop or acquire products and form new business relationships.

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

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation made by our Chief Executive Officer and Interim Chief Financial Officer of our disclosure controls and procedures included a review of the controls' objectives and design, our implementation, and the effect of the controls on the information generated for use in this annual report and previous reports to the Commission. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to inadequate implementation of disclosure controls and procedures, misunderstandings of generally accepted accounting principles and deficiencies in our information technology systems that resulted in an inability to accurately compile information required to be disclosed in our reports, our disclosure controls and procedures were not effective as of December 31, 2007. Since December 31, 2007, we have taken steps to improve our disclosure controls and procedures, including implementing more formal disclosure control procedures, engaging an independent consultant to assist management in the preparation of our financial statements and periodic reports, replacing our Chief Financial Officer and reorganizing our accounting department. These actions are described in more detail below under “Remediation of Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Amongst the topics addressed by the evaluation conducted by our Chief Executive Officer and Interim Chief Financial Officer were:

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

Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer identified a number of material weaknesses in our internal control over financial reporting. These material weaknesses included:

•	misunderstandings of certain applications of GAAP and poor oversight and management of accounting staff and technology by our former Chief Financial Officer;

•	deficiencies in our information technology relating to inventory control, revenue recognition, financial forecasting and the management of inter-company transactions;

•	a lack of uniformity in accounting policies across subsidiaries which allowed and increased the number of undetected discrepancies in inter-company transactions;

•	the lack of a formal documented closing process for period ends; and

•	the lack of a formal process for developing recent period results or forward looking financial forecasts.

As a result of the material weaknesses described above, we have concluded that, as of December 31, 2007, our internal control financial reporting was not effective.
Remediation of Material Weaknesses

We have taken the following steps to remediate our material weaknesses:

•
In April 2008, we engaged an independent consultant to assist management in the preparation of our financial statements and periodic reports. We incurred an expense of approximately $82,000 in connection with this engagement.

•	In February 2008, we replaced our Chief Financial Officer with an Interim Chief Financial Officer and reorganized our accounting department.

•	During the quarter ended March 31, 2008, we developed and implemented processes for the entry and maintenance of financial records and taking more frequent physical inventory.

•
We have utilized the services of Withum, Smith & Brown Global Assurance to evaluate our internal controls over financial reporting and assist us with developing effective internal controls over financial reporting. The total cost for these services is expected to be approximately $80,000.

•
We have utilized the services of Withum, Smith & Brown, P.C. to assist us in the preparation of our financial statements. Total expense incurred for these services were approximately $180,000 and $25,000 during the year ended December 31, 2007 and the quarter ended March 31, 2008, respectively.

•	We have continued to train and educate staff as to applicable accounting policies.

•	We have identified the accounting software package which we plan to obtain and implement to improve our financial reporting system.

•	During the quarter ended March 31, 2008, we began implementing a formal closing process for period ends and developing recent period results and forward looking forecasts.

As a result of the steps described above, we believe that we have remediated the material weaknesses in our internal control over financial reporting identified above other than the deficiencies in our information technology and inventory control. To remediate this material weakness, we plan to obtain and implement the accounting software package discussed above during the quarter ending March 31, 2009, to the extent that financial resources are available at that time. The estimated cost of obtaining and implementing this software is approximately $200,000.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, the changes made in our internal control over financial reporting that have materially affected, or are reasonably like to affect, our internal control over financial reporting are:

• We obtained approval from our Board of Directors to substantially upgrade our accounting software; and

• We engaged Withum, Smith & Brown Global Assurance to evaluate our internal controls over financial reporting and assist us with developing effective internal controls over financial reporting.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our independent auditor, Sobel & Company, LLC, was not required to and did not perform an audit of the effectiveness of our internal controls over financial reporting.

PART III

Item 13. Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUAL MANAGEMENT SYSTEMS, INC.

Date: August 27, 2008	By:	/s/ Jason Gonzalez
	Name:	Jason Gonzalez
	Title:	Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 27, 2008		/s/ Jason Gonzalez
	Name:	Jason Gonzalez
	Title:	President, Chief Executive Officer and Director

Date: August 27, 2008		/s/ James D. Gardner
	Name:	James D. Gardner
	Title:	Chief Financial Officer (Principal Accounting Officer)

Date: August 27, 2008		*
	Name:	Michael Ryan
	Title:	Director

Date: August 27, 2008		*
	Name:	Jack Jacobs
	Title:	Director

Date: August 27, 2008		*
	Name:	Martin McFeely
	Title:	Director

Date: August 27, 2008		*
	Name:	Robert Moe
	Title:	Director

By:	/s/ Jason Gonzalez
Jason Gonzalez, Attorney-in-Fact

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

/s/ Sobel & Co., LLC

Certified Public Accountants

April 15, 2008 (except for Note 16, as to which the date is August 27, 2008).
Livingston, New Jersey

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets

Current assets
Cash	$707,025	$963
Accounts receivable	296,447	383,718
Inventory	605,724	246,039
Prepaid expenses	23,931	14,257
Total current assets	1,633,127	644,977

Property and equipment - net	682,285	323,861
Deposits and other assets	102,308	58,324
Deferred Financing Costs - net	1,851,091	3,866

Total Assets	$4,268,811	$1,031,028

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	780,521	787,537
Accrued expenses and other current liabilities	764,605	226,510
Deferred revenue	-	22,086
Sales tax payable	38,727	22,531
Bank line of credit	49,981	46,697
Current maturity of convertible notes payable	208,333
Current portion of long-term debt	347,539	76,094
Current portion of obligations under capital leases	30,700	18,143
Total current liabilities	2,220,406	1,199,598

Convertible notes payable	2,818,334	-
(net of current maturities and unamortized discount of $723,333)
Long-term debt - net of current portion	346,509	298,267
Obligations under capital leases - net of current portion	37,179	12,213
Loans payable stockholders	-	10,943

Stockholders' deficit
Preferred stock	1	-
Common stock, $.001 par value; 50,000,000 shares authorized	7,379	6,777
Additional paid-in-capital	12,030,155	2,124,155
Accumulated deficit	(13,041,152)	(2,620,925)
Treasury stock	(150,000)	-
Total stockholders' deficit	(1,153,617)	(489,993)

Total liabilities and stockholder's deficit	$4,268,811	$1,031,028

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2007 and 2006

	2007	2006

Revenues - net	$6,315,622	$4,495,778

Cost of revenues	3,392,995	2,409,465

Gross margin	2,922,627	2,086,313

Operating expenses (including stock-based compensation of $980,938 and $469,337 for 2007 and 2006 respectively)	8,486,494	3,689,171
Loss from operations	(5,563,867)	(1,602,858)

Other (income) expenses
Debt conversion expense	796,084	264,990
Interest income	-	(201)
Interest expense	3,420,634	60,075
Miscellaneous income	-	(1,108)
	4,216,718	323,756

Net loss before provision for income taxes	(9,780,585)	(1,926,614)

Provision for income taxes	4,060	-

Net loss	$(9,784,645)	$(1,926,614)

Deemed dividend on convertible preferred stock	635,582	-

Net Loss available to common stock	(10,420,227)	(1,926,614)

Weighted average shares outstanding	6,646,751	4,938,171

Per share data (basic and diluted)	(1.57)	(0.39)

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity (Deficiency)

	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
January 1, 2006			14,250,000	$14,250	$600,555	$-	$(694,311)	$(79,506)

Reverse stock split			(12,214,267)	(12,214)	12,214
Shares retired in connection with merger			(476,429)	(476)	476		-	-
	-	-	1,559,305	1,559	613,246		(694,311)	(79,506)

Shares issued in connection with the merger			5,218,000	5,218	(5,218)		-	-
	-	-	6,777,305	6,777	608,028		(694,311)	(79,506)

Net Loss							(1,926,614)	(1,926,614)
Stock option expense					469,337			469,337
Stock warrant issuances					406,800			406,800
Conversion of convertible debt to stock					639,990			639,990

December 31, 2006	-	-	6,777,305	6,777	2,124,155	-	(2,620,925)	(489,993)

Net loss							(10,420,227)	(10,420,227)
Stock option expense					980,938			980,938

Repurchase of stock into treasury						(150,000)		(150,000)
Sale of common stock					871,230			871,230
Redemption of stock warrants					590,044			590,044
Issuance of common stock for interest					4,000			4,000
Issuance of common stock to placement agent					25,000			25,000
-
Beneficial Conversion Feauture on Convertible Debt					125,000			125,000
Issuance of Warrants to Placement Agent of Convertible Debt					22,678			22,678

Issuance of common stock for consulting services			100,000	100	(100)			-
Issuance of preferred stock	616	1			635,582			635,583
Issuance costs on preferred stock					(252,448)			(252,448)
Issuance of warrants on preferred stock					903,065			903,065
Issuance of common stock to placement agent			71,600	72	(72)			-
Deemed dividend on preferred stock					635,582			635,582

Issuance of common stock for services			100,000	100	389,900			390,000
Issuance of common stock for services			30,000	30	61,470			61,500
Issuance of warrants to placement agent of convertible debt					1,588,391			1,588,391
Beneficial conversion feature on convertible debt					3,000,000			3,000,000
Conversion of debt to stock			300,000	300	325,740			326,040
December 31, 2007	616	$1	7,378,904	7,379	12,030,155	(150,000)	(13,041,152)	(1,153,617)

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements System, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(9,784,645)	$(1,926,614)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	147,961	78,177
Non-cash interest on convertible debt	3,237,170	-
Bad debt expense	47,917	-
Stock-based compensation	980,938	876,137
Services paid in common stock	451,500	-
Amortization of convertible debt discount	110,667	-
Debt conversion expense	796,084	264,990
Bank overdraft	-	46,697
(Increase) decrease in operating assets	-	-
Accounts receivable	39,354	(145,101)
Inventory	(439,576)	(125,946)
Prepaid expenses and other assets	(9,674)	(8,801)
Other assets	(43,984)	(27,640)
Increase (decrease) in operating liabilities	-	-
Accounts payable	(7,016)	550,447
Change in deferred revenue	(22,086)	4,441
Accrued expenses and other current liabilities	538,095	201,420
Sales tax payable	16,196	(23,101)
Net cash used by operating activities	(3,941,099)	(234,894)

Cash flows from investing activities
Purchases of property and equipment	(99,471)	(22,374)
Payment of security deposit	-	(23,384)
Net cash used by investing activities	(99,471)	(45,758)

Cash flows from financing activities
Repayment of capital leases	(23,930)	(9,040)
Proceeds from convertible notes payable - net of
discount of $750,000	2,676,674	325,000
Interest paid in stock	4,000	-
Net change in line of credit	3,284	50,000
Proceeds from long-term debt and notes	666,000	-
Repurchase of stock into treasury	(150,000)	-
Principal payments on auto loans	(92,578)	-
Repayment of debt	(483,305)	(49,129)
Repayment of loans payable - stockholders	(10,943)	(46,118)
Sale of preferred stock	1,286,200	-
Proceeds from sale of common stock	871,230	-
Net cash provided by financing activities	4,746,632	270,713

Increase (decrease) in cash	706,062	(9,939)

Cash
Beginning of year	963	10,902
End of year	$707,025	$963

Supplemental disclosures of cash flow information

Cash paid for interest	$115,537	$55,157

Non-cash investing and financing activities
-
Deemed dividend on preferred stock	635,582	-
Original issue discount on convertible debt	750,000	-
Conversion of debt to equity	120,000	375,000
Deferred financing costs on convertible debt	1,636,059	-
Intercompany transition from inventory to PPE	79,891	-
Additions to obligations under capital lease	61,453	8,000
Equipment acquisitions funded through debt	265,570	104,848

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

On July 17, 2007, Visual Management Systems, Inc. (formerly Wildon Productions Inc.) acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. in connection with the merger of its wholly-owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, Wildon Productions Inc. changed its name to Visual Management Systems, Inc., effected a 1 for 7 reverse stock split (which has been reflected throughout the financial statements and notes thereto) and the former shareholders of Visual Management Systems Holding, Inc. received an aggregate 5,218,000 shares of common stock representing approximately 76.5% of Visual Management Systems, Inc.’s outstanding common stock after giving effect to the merger, the 1 for 7 reverse stock split and the cancellation of 476,428 shares of common stock that were surrendered by a shareholder for cancellation at or about the time of the merger. The transaction described above has been accounted for as a reverse merger (recapitalization) with Visual Management Systems Holding, Inc. being deemed the accounting acquirer and Visual Management Systems, Inc. (formerly Wildon Productions Inc.) being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Visual Management Systems Holding, Inc. and its subsidiaries for periods prior to the merger and of the consolidated entities from the date of the merger and thereafter. The basis of the assets and liabilities of Visual Management Systems Holding, Inc., the accounting acquirer, has been carried over in the recapitalization, and the financial statements have been adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

Note 2. Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the funding of expansion of the business at the expense of short term profitability. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of and for the year ended December 31, 2007 and 2006, the Company had a cash balance of $707,025 and $963, respectively, and incurred a loss from operations of $5,563,867 and $1,602,858, respectively, and a net loss applicable to common stockholders of $10,420,227 and $1,926,614,respectively. The Company may incur additional losses for the foreseeable future and will likely need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern as currently conceived. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company funded its operations during 2007 with the proceeds of the various financings it pursued in March, July, October and November 2007. These included the issuance of convertible notes in March 2007 which yielded net proceeds of $112,500 to the Company, net proceeds from the sale of common stock of $871,230, a private placement of investment units consisting of shares of preferred stock and warrants with closing between July and October 2007 which yielded net proceeds of $1,286,000 to the Company, the issuance of a promissory note in October 2007 which yielded net proceeds of $250,000 to the Company the issuance of original issue discount promissory notes in November 2007 which yielded net proceeds to the Company of approximately $395,000, and the issuance of convertible debentures in November 2007 which yielded net proceeds to the Company of $2,676,674.

The Company's future operations pursuant it to its business plan are dependent upon management's ability to find sources of additional capital. The Company needs to raise additional financing to fund its territory expansion, development of its VMS Financial Services and VMS PDG subsidiaries, and to enable it to develop or acquire value added intellectual property relevant to its industry. Without the money to fund these components of the business the Company’s competitive position may never mature to a point where the business plan will be attainable, and a substantial retrenchment of management’s plans may be necessary. The Company is examining a time period of the next six to twelve months to determine our capital needs, and plan to raise a round of five to six million dollars additional capital, with a third of that sum as soon as possible. If the Company is unsuccessful in raising funds or curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (further amended by SFAS 157-1 and SFAS 157-2) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

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

Net Income (Loss) Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2007 and 2006 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for year ended December 31, 2007 and 2006. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 14,772,100 shares of common stock and 1,195,000, as adjusted for reverse split at reverse merger in July 2007, at December 31, 2007 and 2006, respectively.

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
Computer hardware and software 5 - 7
Furniture and fixtures 7
Machinery and equipment 5 - 7
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

Equity Based Compensation.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Note 4. Accounts Receivable

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

Trade receivables are presented on the balance sheet as outstanding amounts net of any allowance for bad debts. The Company maintains an allowance for doubtful receivables based primarily on historical loss experience. Additional amounts are provided through charges to income, as management feels necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are charged off and recoveries of amounts previously charged off are credited to the allowance upon recovery.

The Company established an allowance account for amounts deemed uncollectible and for anticipated credits. Such allowance amounted to $47,916 at December 31, 2007 and $ 0 at December 31, 2006.

Note 5. Inventory

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

Note 6. Property and Equipment

The major classifications of the Company’s property and equipment at December 31, 2007 and December 31, 2006 are as follow:

	2007	2006

Computer Hardware and Software	$153,217	$75,727
Furniture and Fixtures	66,998	25,622
Machinery and equipment	97,824	50,378
Vehicles	536,981	271,411
Leasehold Improvements	29,499	-

Total Cost	884,519	423,138
Accumulated Depreciation	(259,690)	(128,299)

Property and Equipment- net	$624,829	$294,839

Depreciation as a charge to operations amounted to $131,930 and $66,627 for the years ended December 31, 2007 and 2006 respectively.

The following table details equipment currently under capital lease:

	2007	2006

Computer Hardware and Software	24,991	$17,587
Machinery and equipment	66,262	28,661

Total Cost	91,253	46,248
Accumulated Depreciation	(33,797)	(17,226)

Equipment Under Capital leases- net	$57,456	$29,022

Depreciation as a charge to operations amounted to $16,571 and $10,778 for the years ended December 31, 2007 and 2006 respectively.

Note 7. Capitalized Leases

Future minimum lease payments under non-cancelable capital lease obligations at December 31, 2007 were as follows:

Equipment leases - monthly payments range from $83 to $1,492 including interest between 11.2% and 18.0%

2008	$35,513
2009	24,806
2010	15,223
2011	-
2012	-

Total future minimum lease payments	75,542
Less: imputed interest	7,663

Present value of minimum lease payments	$67,879
Less Current Portion	30,700
Capital Leases Net of Current Portion	$37,179

Note 8. Deferred Financing Costs

Costs associated with debt financing arrangements are capitalized and on a straight line basis over the life of the respective debt.

The following represents the company’s deferred financing costs:

Intangible Assets

Intangible assets consist of deferred financing costs.

	2007	2006

Balance at January 1	$3,866	$4,634
Additions	$1,911,717	$-
Amortization	$(64,492)	$(768)
Balance as of December 31, 2007	$1,851,091	$3,866

Deferred financing costs additions in 2007 were for the costs associated with the issuance of convertible debt, which are being amortized over a 30 month period, as compared to no additions in 2006.

Amortization of deferred financing costs was $64,492 for the twelve months ended December 31, 2007, as compared to $768 for the same period in 2006.

Estimated future amortization expense for deferred financing costs over the next five years are estimated as follows:

	2008	2009	2010	2011	2012

Estimated future amortization of deferred financing costs	$765,455	$765,455	$319,388	$768	$26

Note 9. Income Taxes

The federal and state components of the provision for income taxes are as follows for December 31, 2007 (approximated):

	2007	2006

Current:
Federal	$-	$-
State and Local	4,000	-

Deferred:
Federal	-	-
State and Local	-	-

Provision for Income Taxes	$4,000	$-

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following as of December 31, 2007 (approximated):

	2007	2006
Deferred income tax assets:
Reserves and accruals	$19,000	$-
FAS 123R	392,000	350,500
Charitable contributions	56,000	20,000
Amortization	1,302,000	-
Total deferred income tax assets	1,769,000	370,500

Deferred income tax liabilities:
Property, plant and equipment	1,000	1,000
Total deferred income tax liabilities	1,000	1,000
Net deferred income tax asset	1,768,000	369,500
Valuation allowance	(1,768,000)	(369,500)
Net deferred tax asset	$-	$-

The difference between tax expenses and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes as of December 31, 2007 is as follows (approximated):

	2007	2006

Statutory rate applied to pre-tax income	$(3,323,000)	$(655,000)
Add (deduct):
State income taxes, net of federal benefit	2,000	-
Other permanent items	399,000	93,000
Change in valuation allowance	2,926,000	562,000
Income taxes	$4,000	$-

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to0 uncertain tax positions. We have reviewed our corporate tax returns in an effort to search for tax positions that (on a more likely than not basis) would not be sustained if the Company were to undergo a tax audit. Based on the aforementioned procedures, the Company has concluded that there are no tax positions that (on a more likely than not basis) would be sustained under a tax audit.

Note 10. Stockholder’s Equity

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

Issuance of Common Stock Upon Conversion of Convertible Notes.

In December 2007 we issued 300,000 shares of common stock upon the conversion of convertible notes having an aggregate principal value of $120,000, at a conversion price of $.40 per share. Fair value of the incremental consideration was $206,040

Note 11. Warrants

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

Summary

The following table presents the Company’s 2007 and 2006 activity involving warrants to purchase shares of the common stock of the corporation.

	2007		2006

		Exercise		Exercise
	Shares	Price (weighted average)	Shares	Price (weighted average)

Balance - beginning of year	555,000	$1.25	240,000	$1.25

Issuances	13,537,600	$1.03	315,000	$1.25
Inducements	581,400	$1.25	-
Exercises	(1,136,400)	$1.25	-
Forfeitures	-		-

Balance - end of year	13,537,600	$1.03	555,000	$1.25

	12/31/2007		12/31/2006
		Approx
		Remaining
		Term
Description	Shares	(Years)	Price (weighted average)	Shares

Placement Agent	71,600	3.5	$0.40	-

Preferred Shareholders	616,000	3.5	$0.40	-

Bridge Note Investors	100,000	6.9	$0.40	-

Convertible Debt Holders	11,250,000	6.9	$1.15	-

Placement Agent	1,500,000	4.9	$0.50	-

	13,537,600	6.5	$1.03	-

Note 12. Stock Options

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

Summary

The following table presents the Company’s 2007 and 2006 activity involving options to purchase shares of the common stock of the corporation.

	2007		2006
		Weighted		Weighted
		Avg		Avg
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1	967,500	$2.50	705,000	$2.50

Granted	314,500	$3.67	262,500	$2.50
Forfeited	47,500	$2.50	-

Outstanding at December 31	1,234,500	$2.81	967,500	$2.50

Options Exercisable at December 31	933,750	$2.89	352,500	$2.50

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

		Weighted
	Shares Outstanding	Avg	Exercisable
Exercise prices	at 12/31/07	Life	at 12/31/07

$ 2.50	1,116,500	7.93	818,750
$ 3.50	18,000	4.58	15,000
$ 5.00	50,000	1.67	50,000
$ 7.00	50,000	1.67	50,000

	1,234,500	7.37	933,750

The Company recognized compensation expense from the vesting of stock options of $980,938 and $469,337 for the years ended December 31, 2007 and 2006 respectively. The Company’s future compensation expense from these stock options was $597,186

Note 13. Financing Activity

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

Note 14. Commitments and Contingencies

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

Under the terms of the leases the Company pays monthly rent of approximately $14,000 per month. The Company records rent on a straight line basis.

The minimum annual rent under non-cancelable leases for the periods subsequent to December 31, 2007, are as follows:

Year Ending December 31	Amount
2008	$150,775
2009	90,734
2010	35,946
$277,455
Chase Term Loan

The Company is party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2007, $43,711 was outstanding under the loan agreement.

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

On October 4, 2006, the Company entered into a Business Creditlink agreement with JP Morgan Chase under which the Company was provided with a $50,000 line of credit. During the fourth quarter of 2006, the Company drew $50,000 for general corporate purposes.

Borrowings under the credit facility are secured by all of the Company's assets and is personally guaranteed by the Company's CEO.

A summary of our contractual obligations as of December 31, 2007 is as follows

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter
Chase Term Loan	$6,015	$6,553	$7,140	$7,780	$8,476	$7,747
Auto Loans	$91,524	$95,960	$79,207	$68,086	$50,877	$14,682
Leased Equipment	$30,700	$23,808	$13,370	-	-	-
September 2007 Promissory Note	$250,000	-	-	-	-	-
November 2007 Debentures	$208,333	$2,500,000	$1,041,667	-	-	-

Note 15. Related Party Transactions

Issuance of Original Issue Discount Promissory Note to Member of the Board of Directors.

In November 2007 the Company issued an original issue discount promissory note to Michael Ryan, a member of our Board of Directors. The note yielded net proceeds to the company of $79,800, with a principal due at maturity of $100,000. The Note was paid in full in December 2007.

Note 16. Reclassification

As a result of comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission, our Consolidated Statement of Stockholder's Equity (Deficiency) and Balance Sheet for the periods ending December 31, 2006 have been modified to reclassify amounts between additional paid-in capital and common stock to reflect the issuance of the shares in conjunction with the merger as of the earliest date reported. This reclassification had no affect on our results of operations, total assets, total liabilities, stockholders’ equity or cash flow information as of and for periods ended December 31, 2006 or December 31, 2007.

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

INDEX OF EXHIBITS

Exhibit No.	Exhibits

2.1	Agreement of Merger and Plan of Reorganization among the Registrant, VMS Acquisition Corp. and Visual Management Systems Holdings, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	By-laws of Registrant. (3)
4.1	Equity Incentive Plan. (2)
4.2	Form of Warrants to purchase shares of Common Stock at a price of $3.50 per share. (2)
4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $2.50 per share. (5)
4.4	Form of Convertible Note issued by Visual Management Systems Holding, Inc. in the aggregate principal amount of $125,000. (4)
4.5	Form of Warrant issued by Visual Management Systems Holding, Inc. with respect to an aggregate 200,000 shares of Visual Management Systems Holding, Inc. Common Stock. (4)
4.6	Securities Purchase Agreement by and among the Company and the investors identified therein, dated as of November 28, 2007. (5)
4.7	Form of 5% Secured Debenture. (5)
4.8	Form of Common Stock Purchase Warrant. (5)
4.9	Registration Rights Agreement executed by the Company and for the benefit of the holders of the 5% Secured Debentures. (5)
4.10	Form of Placement Agent Warrant. (5)
10.2	Placement Agent Agreement by and among the Placement Agent named therein, the Company and Visual Management Systems Holding, Inc. (2)
10.3	Form of Lock Up Agreement between the Registrant and executive officers and certain stockholders. (2)
10.4	Form of Private Placement Subscription Agreement. (2)
10.5	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jason Gonzalez. (4)

10.6	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Howard Herman. (4)
10.7	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Caroline Gonzalez. (4)
10.8	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jonathan Bergman. (4)
10.9	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Kevin Sangirardi. (4)
10.10	Security Agreement dated November 30, 2007 executed by the Company and its subsidiaries for the benefit of the holders of the 5% Secured Debentures. (5)
10.11	Subsidiary Guaranty executed by the subsidiaries of the Company for the benefit of the holders of the 5% Secured Debentures. (5)
10.12	Letter of Intent between Visual Management Systems, Inc. and Intelligent Data Systems, LLC (6)
10.13	Placement Agent Agreement between the Company and Kuhns Brothers, Inc.
21.1	Subsidiaries of issuer. (7)
24.1	Power of Attorney (included on signature page of Form 10-KSB being amended by this Form 10-KSB/A).
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007

(2)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006.

(4)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K/A filed with the Securities and Exchange Commission on October 26, 2007

(5)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

(6)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

(7)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2007.