Form 10-Q/A
period 2008-06-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-08-28
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0634458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

VISUAL MANAGEMENT SYSTEMS , INC. AND SUBSIDIARIES

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (the “Original Form 10-Q”) as initially filed with the Securities and Exchange Commission on August 14, 2008 to (i) expand certain disclosures in the notes to our consolidated financial statements and (ii) revise the disclosure set forth in Item 4 – Controls and Procedures as a result of comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission.

This Amendment does not affect any other section of the Original Form 10-Q not otherwise discussed herein and continues to speak as of the date of original filing

PART I - FINANCIAL INFORMATION
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

Intangible assets.

Intangible assets acquired by the Company have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. Values assigned to goodwill will not be amortized, however periodic reviews will be conducted to determine if the carrying value of the goodwill exceeds its then measured fair value in order to determine if a goodwill impairment loss needs to be recognized.

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

Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At June 30, 2008, the Hybrid DVR software products under development were not yet generally available to customers and as a result, there were no amortization charges for the three or six months ending June 30, 2008 for those products.

The Company performs reviews of the recoverability of such capitalized software development costs at each balance sheet date. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized cost of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of $702,197 from operations for the six months ended June 30, 2008 as compared to a cash deficiency from operations of $704,734 for the same period in 2007.

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

In connection with the transaction, the Company entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to the surveillance industry which have been assigned to the joint venture. The joint venture has granted the Company an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and the Company has a 50% interest in the joint venture.

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

In connection with the Company’s November 2007 Private Placement, the Company also entered into a registration rights agreement dated November 29, 2007, with the institutional investors, pursuant to which it agreed to file a registration statement covering the resale of the shares of common stock that may be issued to such investors upon the conversion of the debentures, payment in kind, and the exercise of the related warrants. The Company also agreed to maintain the effectiveness of the registration statement (subject to certain limitations) for a period of time until the holders can sell the underlying common stock without volume restrictions under Rule 144(k) of the Securities Act of 1933, or the “Securities Act.” If the registration statement was not declared effective by the SEC by March 30, 2008, or if the Company fails to maintain the effectiveness of the registration statement or fails to respond to SEC comments within 15 calendar days after receipt of those comments, the Company is required to pay to each investor, as partial liquidated damages, cash equal to 2% of the aggregate purchase price paid by such investor for any securities purchased in the Company’s November 2007 Private Placement and then held by such investor, and shall pay to such investor such amount for each subsequent 30-day period, up to a maximum aggregate liquidated damages amount of 20% of the aggregate purchase price paid by such investor in the Company’s November 2007 Private Placement. The registration statement was not declared effective by March 30, 2008 and the Company did not respond to SEC comments regarding the registration statement within 15 days after receipt, and the Company is therefore in violation of this term of the registration rights agreement, and the liquidated damages described above are currently accruing. As of June 30, 2008, the Company had accrued an expense in the amount of $240,000 to reflect the additional expense it expects to incur as a result of this provision. Since June 30, 2008, management has concluded that as a result of the policies of the Securities and Exchange Commission, the Company is precluded at this time from registering all the shares that are issuable to investors who participated in the Company’s November 2007 Private Placement. After discussions with such investors, and in accordance with the terms of the registration rights agreement, the Company has registered none of the shares issuable to such investors . The Company has with the approval of its institutional investors elected to pay the $240,000 in principal and $10,000 in interest due as a result of these provisions as of the date of this filing in restricted stock to be issued to the institutional investors, at a per share purchase price equal to 80% of the average of the VWAPs for the 20 Trading Days immediately prior to the date of issuance. The date of this issuance and the number of shares to be distributed have not yet been determined.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and concluded that due to inadequate implementation of disclosure controls and procedures and deficiencies in our information technology systems, our controls and procedures were not effective as of the date of the evaluation. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Since March 31, 2008, we have taken steps to improve our disclosure controls and procedures, including the implementation of more formal written policies and procedures with respect to disclosure matters, including the circulation of written disclosure checklists to members of management that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to those responsible for preparing the reports. We expect to have these policies, procedures and checklists fully implemented during the quarter ending September 30, 2008.

Internal Control over Financial Reporting After assessing our internal control over financial reporting as of December 31, 2007, our management identified a number of material weaknesses in our internal control over financial reporting and concluded that as a result of these material weaknesses, our internal control over financial reporting was not effective as of such date. These material weaknesses included:

•	misunderstandings of certain applications of Generally Accepted Accounting Principles (GAAP) and poor oversight and management of accounting staff and technology by our former Chief Financial Officer;

•	deficiencies in our information technology relating to inventory control, revenue recognition, financial forecasting and the management of inter-company transactions;

•	a lack of uniformity in accounting policies across subsidiaries which allowed and increased the number of undetected discrepancies in inter-company transactions;

•	the lack of a formal documented closing process for period ends; and

•	the lack of a formal process for developing comparisons to recent period results or forward looking financial forecasts.

Since December 31, 2007, we have taken the following steps to remediate our material weaknesses:

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

•
We have utilized the services of Withum, Smith & Brown, P.C. to assist us in the preparation of our financial statements. Our utilization of outside firms has been curtailed due to financial reasons. Total expense incurred for these services was approximately $51,000 for the six months ended June 30, 2008.

•	We have continued to train and educate staff as to applicable accounting policies.

•	We have identified the accounting software package which we plan to obtain and implement to improve our financial reporting system.

•	In June 2008, we hired J.D Gardner as our Chief Financial Officer in replacement of our Interim Chief Financial Officer.

As a result of the steps described above, we believe that we have remediated the material weaknesses in our internal control over financial reporting identified above other than the deficiencies in our information technology and inventory control. To remediate these material weaknesses, we plan to obtain and implement the accounting software package discussed above during the quarter ending March 31, 2009, to the extent that financial resources are available at that time. The estimated cost of obtaining and implementing this software is approximately $200,000.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2008, the changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting are as follows:

•	During the quarter ended June 30, 2008, we implemented a formal closing process for period ends and developed comparisons to recent period results and forward looking forecasts

•	We engaged an independent consultant to assist management in the preparation of our financial statements and periodic reports; and

•	We hired J.D. Gardner as our Chief Financial Officer in replacement of our Interim Chief Financial Officer.

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

PART II – OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC (1)
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employment Agreement dated as of June 10, 2008 betwene Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC(3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company’s Registratuion Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 27, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
President and Chief Executive Officer
Dated: August 27, 2008

	By:	/s/ J.D. Gardner
J.D. Gardner
Chief Financial Officer
Dated: August 27, 2008

EXHIBIT INDEX

Exhibit No.	Exhibits

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc., Intelligent Digital Systems, LLC, IDS Patent Holdings, LC and Jay Edmond Russ (1)
4.4	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC (1)
10.14	Consulting Agreement dated as of April 3, 208 between Visual Management Systems, LLC and Jay Edmond Russ (1)
10.15	Operating Agreement of IDS Patent Holding LLC as of April 2, 2008 (1)
10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Patent Holding Company, LLC
10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC (1)
10.18	Promissory Note in the Principal Amount of $267,191.78 dated June 20, 2008 issued to the Russ and Russ Defined Benefit Pension Plan (2)
10.19	Employmnt Agreement dated as of June 10, 2008 betwene Visual Management Systems, Inc. and James D. Gardner (2)
10.20	Deferred Compensation Plan of Registrant (2)
10.21	Registration Rights Agreement issued to purchasers of shares of common stock issued to affiliates of Kuhns Brothers Securities pursuant to warrants to purchase common stock issued by the Company.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (refiled herewith)
99.2	Pro forma condensed financial statements giving effect to the acquisition by Visual Management Systems, Inc. of substantially all of the assets of Intelligent Digital Systems, LLC(3)

(1)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008

(2)	Incorporated by reference to similarly numbered exhibit to Amendment Number 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 18, 2008

(3)	Incorporated by reference to similarly numbered exhibit to the Company’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 27, 2008