Form 10-Q
period 2008-09-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2008-11-14
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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
Yes  ☐   No  ☒

As of November 14, 2008, there were 10,515,487 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS , INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	Sept 30, 2008	December 31, 2007
	(unaudited)	(audited)

Assets

Current assets
Cash	$198,998	$707,025
Accounts receivable, net	284,038	296,447
Inventory	564,405	605,724
Prepaid expenses	226,921	23,931
Total current assets	1,274,362	1,633,127

Property and equipment - net	641,817	682,285
Capitalized software	132,923	-
Deposits and other assets	147,945	102,308
Investment in joint venture	5,000	-
Software assets-net	1,548,414	-
Deferred financing costs-net	1,290,783	1,851,091

Total Assets	$5,041,244	$4,268,811

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$1,529,687	$780,521
Accrued expenses and other current liabilities	1,159,025	627,445
Customer deposits	272,668	137,160
Sales tax payable	115,044	38,727
Bank line of credit	49,981	49,981
Short term notes payable	759,745	-
Current portion of long-term debt	99,206	347,539
Current portion of obligations under capital leases	53,311	30,700
Current portion of convertible notes payable	2,083,333	208,333
Total current liabilities	6,122,000	2,220,406

Convertible notes payable
(net of current maturities and unamortized discount of $498,333)	2,712,334	2,818,334
Long-term debt - net of current portion	259,405	346,509
Obligations under capital leases - net of current portion	67,899	37,179

Commitments and Contingencies

Stockholders' deficit
Preferred stock	1	1
Common stock	10,140	7,379
Additional paid-in-capital	13,845,670	12,030,155
Accumulated deficit	(17,826,205)	(13,041,152)
Treasury stock, at cost	(150,000)	(150,000)
Total stockholders' deficit	(4,120,394)	(1,153,617)

Total Liabilities and Stockholders' Deficit	$5,041,244	$4,268,811

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007

Revenues - net	$4,992,691	$4,455,981	$1,779,866	$1,857,272

Cost of revenues	2,785,996	2,365,141	1,132,500	1,015,401

Gross profit	2,206,695	2,090,840	647,366	841,871

Operating expenses	6,594,611	6,045,451	1,669,678	2,895,077

Loss from operations	(4,387,916)	(3,954,611)	(1,022,312)	(2,053,206)

Other (income) expenses
Debt conversion expense	-	590,044	-	-
Interest income	-	(281)	-	(229)
Interest expense	449,886	204,497	152,852	32,871
Miscellaneous loss (income)	(52,749)	-	(53,054)	-
	397,137	794,260	99,798	32,642

Net loss	$(4,785,053)	$(4,748,871)	$(1,122,110)	$(2,085,848)

Deemed dividend on convertible preferred stock	$-	$635,582	$-	$635,582

Net loss applicable to common stockholders	$(4,785,053)	$(5,384,453)	$(1,122,110)	$(2,721,430)

Per share data - basic and fully diluted	$(0.60)	$(0.84)	$(0.13)	$(0.40)

Weighted average number of common
shares outstanding	7,984,506	6,401,071	8,482,107	6,869,075

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net loss	$(4,785,053)	$(4,748,871)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	752,384	81,025
Non-cash interest expense	323,217	163,137
Payment of stock for services	766,034	390,000
Stock-based compensation	311,059	876,044
Debt conversion expense	-	590,044
Gain/Loss on disposition of assets (net)	249	-
(Increase) decrease in operating assets
Accounts receivable	12,409	48,013
Inventory	87,150	(302,207)
Prepaid expenses and other assets	(33,974)	(48,746)
Deposits and other assets	(45,637)	(59,491)
Increase (decrease) in operating liabilities
Accounts payable	749,166	773,177
Accrued expenses and other current liabilities	918,630	256,931
Sales tax payable	76,317	65,375
Customer deposits	135,508	136,199
Net cash used by operating activities	(732,541)	(1,779,370)

Cash flows from investing activities
Purchases of property and equipment	(59,394)	(136,615)
Capitalized software	(132,923)	-
Proceeds from disposition of assets	12,145	-
Investment in joint venture	(5,000)	-
Net cash used by investing activities	(185,172)	(136,615)

Cash flows from financing activities
Repayment of capital leases	(42,060)	(29,415)
Repayment of short term notes	(68,000)	-
Proceeds from convertible notes payable (net of $12,500 issuance costs)	-	112,500
Proceeds from the sale of common stock	-	871,230
Proceeds from the exercise of warrants	124,922	-
Proceeds from short term notes payable (net of $15,200 of issuance costs)	480,261	-
Repurchase of stock into treasury	-	(150,000)
Proceeds from the issuance of preferred stock, net of issuance
costs of $250,148	-	1,265,500
Principal repayments of long-term debt	(85,437)	(59,035)
Repayment of loans payable - stockholders	-	(1,943)
Net cash provided by financing activities	409,686	2,008,837

Change in cash	(508,027)	92,852

Cash
Beginning of period	707,025	963
End of period	$198,998	$93,815

Supplemental Disclosure of Cash Flow Information

Issuance of a short term note to refinance existing long term note	$267,192	$-

Issuance of convertible note for IDS Acquisition	1,544,000	-

Issuance of note payable for IDS Acquisition	42,000	-

Increase in inventory due to IDS Acquisition	6,841	-

Increase in assets under capitalized leases	95,391	-

Cash paid for interest	89,921	29,002

Increase in inventory for reclassification from fixed assets	38,990	-

Increase in prepaid expenses associated with	194,016
issuance of stock and debt for investor relations services

Deemed dividend on preferred stock		635,582

Decrease in accrued expenses for issuance of stock to	387,050
pay liquidated damages

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2008

1.  Basis of Presentation and Nature of Business Operations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, Visual Management Systems Holding, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC, formerly known as Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2008 and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K.

The Company delivers protective technology solutions and remote management loss prevention surveillance systems and provides on-site consultations regarding its products. The Company also sells, installs, upgrades and services Digital Video Recording Systems. The Company is New Jersey-based and began operations in June 2003.

Summary of Significant Accounting Policies

Debt instruments and the features/instruments contained therein

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

Intangible assets

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. Values assigned to goodwill will not be amortized, however periodic reviews will be conducted to determine if the carrying value of the goodwill exceeds its then measured fair value in order to determine if a goodwill impairment loss needs to be recognized.

Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. At September 30, 2008, the Company has capitalized approximately $132,900 of software development costs relating to new products. There was no software development cost capitalized during the same period in 2007.

Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At September 30, 2008, the Hybrid DVR software products under development were not yet generally available to customers and as a result, there were no amortization charges for the three or nine months ending September 30, 2008 for those products.

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

Inventory

Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of September 30, 2008, management does not believe any reserve is required.

The Company's inventory consisted of a total of approximately $564,400, (approximately $81,940 of raw materials and $482,460 of finished goods) at September 30, 2008 as compared to inventory of $605,724 (approximately $66,000 of raw materials and $540,000 of finished goods) at December 31, 2007.

2.  Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $732,540 from operations for the nine months ended September 30, 2008 as compared to a cash deficiency from operations of about $1,779,370 for the same period in 2007.

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

3.  Commitments and Contingencies

In June 2008, the Company’s $250,000, 8% per annum note due January 4, 2008 was assigned by the holder of the note to a pension plan formed for the benefit of a member of the Company's Board of Directors, which the Company exchanged for a new $267,192, 10% per annum note due on December 10, 2008. The Company also issued the new holder options to acquire 20,000 shares of our common stock at a price of $0.40 per share.

On August 28, 2008, In connection with the Company’s July 2007 Private Placement of 5% Senior Secured Convertible Debentures detailed in previous reports,, the Company entered into an Amendment and Waiver Agreement with each of Enable Opportunity Partners, L.P., Enable Growth Partners, L.P. and Pierce Diversified Master Fund, LLC, Ena, the holders of the Company’s 5% Senior Secured Convertible Debentures pursuant to which the debenture holders have:

•
waived the Company’s compliance with the provisions of the debentures which require the Company to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

•	waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would otherwise result in an adjustment to the conversion price of the debentures to $.40 per share;

•
waived certain provisions of the agreement pursuant to which the Debentures were issued which restrict the Company’s ability to issue common stock and securities convertible into or exercisable for common stock;

•
waived all registration rights previously granted to the Debenture Holders with respect to the shares issuable upon the conversion of the debentures and exercise of the warrants issued to the debenture holders, provided that the Company does not fail to satisfy the current public information requirements under Rule 144(c) of the Securities Act of 1933 for a period of three (3) consecutive trading days or more.

In the event of the Company fails to satisfy the current public information requirements under Rule 144(c) of the Securities Act of 1933 for a period of three (3) consecutive trading days or more, the Company will be required to file a registration statement covering the shares issuable upon the debentures and warrants and will be subject to monetary penalties if it fails to obtain and maintain the effectiveness of the registration statement.

In consideration of the waivers and in lieu of (i) $253,320 of liquidated damages and related interest that the debenture holders alleged were owed as a result of the Company’s failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, the Company has agreed to issue shares of the Company’s common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures, and to adjust the exercise price of the warrants to $.40 per share.

The Company has agreed to register the new shares for resale under the Securities Act of 1933, as amended. Failure to file and have the registration statement declared effective within a specified time frame will subject the Company to liquidated damages.

4.  Acquisition of IDS Assets

On April 3, 2008, the Company purchased substantially all the assets of Intelligent Digital Systems, LLC. (“IDS”). The assets consist of the current TechEye software (“DVR Software”) and computer software in development relating to the TrueHybrid NVR/DVR technology (“Hybrid DVR Software”). The Company is currently investigating patent protection for a number of the processes included in the DVR software and Hybrid DVR Software. The assets purchased included three trademarks, which the Company does not currently plan to use and therefore assigned no value to them. The Company has included the results of the IDS operations that were purchased by the Company since the date of acquisition. These results have not been material.

Under the terms of the agreement, the Company purchased accounts receivable of $3,185 and inventory of $20,123 as well as the DVR Software and Hybrid DVR Software. Through September 30, 2008, all of the accounts receivable have been collected and the inventory balance has been reduced through sale of products to approximately $6,800.

The amount of $1,562,692 was assigned to intangible assets. The intangible assets consist of the DVR Software and Hybrid DVR Software and are being amortized over their estimated useful lives of 1 and 5 years respectively.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Fair Value Measurement Using:
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total
DVR Software	-	-	$28,555	$28,555
Hybrid DVR Software	-	-	$1,534,137	$1,534,137
Total	-	-	$1,562,692	$1,562,692

The intangible software assets were valued using the income method, using the company's best estimates of future cash flows from the sales of the products including the software, a 40% tax rate and discount rates between 15 and 20%.

Amortization of $7,139 was charged to cost of good sold during the quarter ended September 30, 2008 ($14,278 for the nine months ended September 30, 2008) for the DVR Software. The balance of $14,278 will be amortized in equal amounts over the next two quarters.

Amortization associated with the Hybrid DVR Software is not expected to begin until the fourth quarter of 2008, when products containing the software are commercially available. As a result, future amortization is expected to be:

Quarter ending December 31, 2008	$83,846
2009	313,966
2010	306,827
2011	306,827
2012	306,827
2013	230,121
Total	$1,548,414

5.  Equity Based Compensation, Common Stock

Issuance of Equity Compensation to Wakabayashi Fund, LLC.

In August 2008, the Company entered into a Strategic Alliance Agreement with Wakabayashi Fund, LLC. (“Wakabayashi”) for their provision of investor relations services. On August 19, 2008, the Company issued 100,000 restricted shares of its common stock as compensation to Wakabayashi.

Issuance of Equity Compensation to Glenwood Capital, LLC.

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

6. Exercise of Warrants

In August 2008, Brookshire Securities Inc. (“Brookshire”), the Company’s placement agent for its July 2007 Private Placement, exercised warrants to acquire 52,280 shares of the Company’s common stock pursuant to the warrant's cashless exercise provisions which resulted in a total of 34,095 shares being issued to Brookshire, with no net proceeds to the Company.

  In two closings in August and September 2008, holders of warrants to purchase shares of the Company’s common stock, originally issued to Kuhns Brothers, Inc. the Company’s placement agent for its November 2007 Private Placement, exercised warrants representing 276,853 shares of the Company’s common stock, resulting in the issuance of 276,853 shares to those holders, yielding net proceeds of $124,922 to the Company after finders fees and other expenses related to the transaction. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

7.  Subsequent Events

Issuance of Equity Compensation to Mercom Capital Group, LLC.

 In November 2008, the Company issued 105,286 restricted shares of stock to Mercom Capital Group, LLC (“Mercom”) as final resolution and settlement of its October 2007 agreement wherein Mercom would provide investor relations services to the Company. As a result of the issuance the agreement is deemed terminated.

Execution of Strategic Alliance Agreements with Brookshire Securities, Corp.

 In October 2008, the Company entered into a Strategic Alliance Agreement with Brookshire Securities, Corp., (“Brookshire”) for their provision of investor relations services. On October 8, 2008, the Company issued 250,000 restricted shares of its common stock as compensation to Brookshire.

Execution of Strategic Alliance Agreements with Leesa Kaczmarzyk

 In October 2008, the Company entered into a Strategic Alliance Agreement with Leesa Kaczmarzyk (“Kaczmarzyk”), an individual, for her provision of investor relations services. On October 13, 2008, the Company issued 25,000 restricted shares of its common stock as compensation to Kaczmarzyk. On November 7, 2008 the Company issued an additional 25,000 shares of its common stock as compensation to Kaczmarzyk.

Execution of Strategic Alliance Agreements with Gilder Funding Corp

 In October 2008, the Company entered into a Strategic Alliance Agreement with Gilder Funding Corp. (“Gilder”) for their provision of investor relations services. On November 4, 2008, the Company issued 150,000 restricted shares of its common stock as compensation to Gilder. The agreement between the Company and Gilder also calls for the payment of the sum of $4,000 to Gilder in further consideration for their services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results and Operations

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

Net revenues decreased approximately $77,410, or 4% to about $1,779,870 during the three months ended September 30, 2008 from approximately $1,857,272 during the three months ended September 30, 2007. The decrease in revenues reflects the impact of the economy on our sales efforts and a reduction in our sales force.

Cost of Goods Sold

Total cost of goods sold increased approximately $117,100, or 12% to $1,132,500 for the three months ended September 30, 2008, from approximately $1,015,400 during the three months ended September 30, 2007. This increase was primarily due to increased material and labor costs associated with larger jobs bid at a lower margin as compared to 2007.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2008 decreased to approximately $647,370 from approximately $841,870 for the three months ended September 30, 2007, and gross profit as a percentage decreased to 36.4% for the three months ended September 30, 2008 compared with 45.3% for the three months ended September 30, 2007. The decrease in gross profit margin for the three months ended September 30, 2008 is a result of increased material and labor costs associated with larger jobs bid at a lower margin as compared to 2007.

Operating Expenses

Operating expenses decreased approximately $1,225,400 to approximately $1,669,680 for the three months ended September 30, 2008, from approximately $2,895,080 for the three months ended September 30, 2007.

This decrease was primarily attributable to a decrease in finance and investor relations costs (approximately $600,000), stock based compensation (approximately $300,000), and a decrease in wages due to reduced headcount (approximately $300,000).

Interest Expense

Interest expense for the three months ended September 30, 2008 increased to approximately $152,850, from about $32,870 in the three months ended September 30, 2007. The increase was primarily the result of (i) higher original issue discount amortization, totaling approximately $75,000 and (ii) interest on convertible debt of $46,875.

Net Loss

As a result of the items discussed above there was a net loss of $1,122,110 for the three months ended September 30, 2008 compared with a net loss of $2,085,848 for the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

Net revenues increased approximately $536,710, or 12% to about $4,992,690 during the nine months ended September 30, 2008 from approximately $4,455,980 during the nine months ended September 30, 2007. The increase in revenues reflects primarily the success in completing several large sales during 2008.

Cost of Goods Sold

Total cost of goods sold increased approximately $420,850, or 18% to about $2,786,000 for the nine months ended September 30, 2008, from approximately $2,365,140 during the nine months ended September 30, 2007. This increase was primarily due to increased revenues and increased material and labor costs associated with larger jobs bid at a lower margin as compared to 2007.

As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2008 increased to approximately $2,206,700 from about $2,090,840 for the nine months ended September 30, 2007, and gross profit as a percentage of revenues decreased to 44.2% for the nine months ended September 30, 2008 compared with 46.9% for the nine months ended September 30, 2007.

Operating Expenses

Operating expenses increased approximately $549,160 to about $6,594,610 for the nine months ended September 30, 2008, from approximately $6,045,450 for the nine months ended September 30, 2007.

This increase was primarily attributable to an increase in the accrual for liquidated damages for a late filing of a registration statement, the amortization of deferred financing costs and investor relations costs of approximately $547,000, $579,000, and $348,000 respectively, offset by decreases in general and administrative costs of approximately $620,000 and sales costs of approximately $320,000.

Debt Conversion Expense

Debt conversion expense for the nine months ended September 30, 2008 decreased to zero, from approximately $590,000 for the nine months ended September 30, 2007, as no indebtedness was converted in 2008.

Interest Expense

Interest expense for the nine months ended September 30, 2008 increased to approximately $449,890, from about $204,500 in the nine months ended September 30, 2007. The increase was primarily the result of (i) higher original issue discount amortization, totaling approximately $225,000 and (ii) interest on bridge loans and convertible debt of approximately $152,000 offset by $125,000 of interest expense in the nine months ended September 30, 2007 associated with a beneficial conversion feature on convertible debt.

Net Loss

As a result of the items discussed above there was a net loss of $4,785,053 for the nine months ended September 30, 2008 compared with a net loss of approximately $4,748,871 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our financial statements are prepared on a going concern basis, which assumes that we will realize assets and discharge liabilities in the normal course of business. At September 30, 2008, we had cash of approximately $198,998, a working capital deficit of approximately $4,847,639, stockholders’ deficit of approximately $4,120,394, and an outstanding balance of long term debt of approximately $259,405 net of current maturities, plus approximately $2,712,334 of convertible debt net of current maturities and an unamortized original issue discount of approximately $498,333, and obligations under capital leases net of current maturities of approximately $67,889. In comparison, at December 31, 2007, we had cash and equivalents of approximately $707,025, a working capital deficit of approximately $587,279, $2,818,334 of convertible debt net of current maturities, and an outstanding balance of long term debt of $346,509, net of current maturities. Our financial condition as of September 30, 2008 raises doubt as to our ability to continue our normal business operations as a going concern. If we are unable to put into effect certain plans, we may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities

Net cash used by operating activities was approximately $732,541 for the nine months ended September 30, 2008 and approximately $1,779,370 for the nine months ended September 30, 2007.  Cash used during the nine months ended September 30, 2008 was primarily the result of the operating loss described above offset by decreases in receivables of approximately $12,409 and inventory of approximately $87,150 and increases in accounts payable and accrued expenses totaling approximately $1,663,446.  For the nine months ended September 30, 2007, cash used in operations was primarily a result of the operating loss incurred during the quarter plus increases in inventory of approximately $302,207 and security bonds of approximately $59,491 for larger customer jobs offset by decreases in receivables of approximately $48,013 increases in accounts payable and accrued expenses of approximately $1,030,108 and increased customer deposits of approximately $136,199.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $185,172 in the nine months ended September 30, 2008 representing capitalization of costs relating to implementation of a new accounting software package and capitalization of software development costs net of proceeds received from an asset disposition, as compared to approximately $136,615 of equipment purchases for the corresponding period in 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $409,686 for the nine months ended September 30, 2008 and approximately $2,008,837 for the nine month period ended September 30, 2007.  The cash from financing activities was a result of proceeds of approximately $480,261 from short term notes payable and proceeds from the exercise of warrants of approximately $124,922 offset by repayment of short term notes of $68,000 and principal payments on capital leases of approximately $42,060,  and long term debt of approximately $85,437 during the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the cash provided by financing activities was primarily the result of proceeds form the sale of convertible preferred stock of approximately $1,265,500, proceeds of about $871,230 from the issuance of common stock and about $112,500 net proceeds from convertible debt offset by $150,000 for the repurchase of stock into treasury, repayments of long term debt of approximately $59,035 and repayment of capital lease obligations of approximately $29,415.

Cash decreased from $707,025 at December 31, 2007 to $198,998 at September 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and concluded that due to deficiencies in our information technology systems, our controls and procedures were not effective as of the date of the evaluation. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Since June 30, 2008, we have taken steps to improve our disclosure controls and procedures, including the implementation of more formal written policies and procedures with respect to disclosure matters, including the circulation of written disclosure checklists to members of management that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to those responsible for preparing the reports. We plan to implement improvements in our information technology systems during the quarter ending March 31, 2009 assuming we have sufficient funding to do so.

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

•
We have utilized the services of Withum, Smith & Brown, P.C. to assist us in the preparation of our financial statements, but our utilization of outside firms has recently been curtailed due to financial reasons. Total expense incurred for these services was approximately $51,000 for the six months ended June 30, 2008.

•	We have continued to train and educate staff as to applicable accounting policies.

•	We have identified the accounting software package which we plan to obtain and implement to improve our financial reporting system.

•	In June 2008, we hired J.D Gardner as our Chief Financial Officer in replacement of our Interim Chief Financial Officer.

Changes in Internal Control over Financial Reporting . During the quarter ended September 30, 2008, the following changes were made to our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

•	We have taken monthly physical inventories during the quarter ended September 30, 2008 and tested the costing of the inventory to vendor invoices.

•	We have developed the data and the capability to begin comparing results to historical data.

•	We have strengthened the controls over intercompany transactions and monthly reconciliations are performed

•	We perform a monthly reconciliation of our sales ledger to revenue booked.

As a result of the steps described above, we believe that we have remediated the material weaknesses in our internal control over financial reporting identified above other than the deficiencies in our information technology, revenue recognition and inventory control. To remediate these material weaknesses, we plan to perform testing of the sales to revenue reconciliation during the quarter ended December 31, 2008 and obtain and implement the accounting software package discussed above during the quarter ending March 31, 2009, to the extent that financial resources are available at that time. The estimated cost of obtaining and implementing this software is approximately $200,000.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2008, Brookshire Securities Inc. (“Brookshire”), the Company’s placement agent for the July 2007 Private Placement, exercised warrants to acquire 52,280 shares of the Company’s common stock pursuant to the warrants cashless exercise provisions which resulted in a total of 34,095 shares being issued to Brookshire, with no net proceeds to the Company. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in making such issuance.

 In two closings in August and September 2008, holders of warrants to purchase shares of the Company’s common stock, originally issued to Kuhns Brothers, Inc., the Company’s placement agent for the November Private Placement, exercised warrants representing 276,853 shares of the Company’s common stock, resulting in the issuance of 276,853 shares to those holders, yielding net proceeds of $124,922 to the Company after finders fees and other expenses related to the transaction. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

In October 2008, the Company entered into a Strategic Alliance Agreement with Brookshire Securities, Corp., (“Brookshire”) for their provision of investor relations services. On October 8, 2008, the Company issued 250,000 restricted shares of its common stock as compensation to Brookshire. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

In October 2008, the Company entered into a Strategic Alliance Agreement with Leesa Kaczmarzyk (“Kaczmarzyk”), an individual, for her provision of investor relations services. On October 13, 2008, the Company issued 25,000 restricted shares of its common stock as compensation to Kaczmarzyk. On November 7, 2008 the Company issued an additional 25,000 shares of its common stock as compensation to Kaczmarzyk The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance.

 In October 2008, the Company entered into a Strategic Alliance Agreement with Gilder Funding Corp. (“Gilder”) for their provision of investor relations services. On November 5, 2008, the Company issued 150,000 restricted shares of its common stock as compensation to Gilder. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making such issuance. The agreement between the Company and Gilder also calls for the payment of the sum of $4,000 to Gilder in further consideration for their services.

On November 5, 2008, the Company issued 105,286 shares of stock to Mercom Capital Group, LLC (“Mercom”) as final resolution and settlement of its October 2007 agreement wherein Mercom would provide investor relations services to the Company. As a result of the issuance the agreement is deemed terminated.

In a series of issuance from September to November 2008, the Company issued a total of 1,202,500 shares of the Company’s common stock to holders of shares of the Company’s Series A Convertible Preferred Stock, in conversion thereof. As a result of the conversion 171.5 shares of the Company Series A Convertible Preferred Stock were retired. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in making such issuance.

Item 3.  Defaults Upon Senior Securities

We have not timely paid the $46,875 of interest payments due under our convertible debentures on October 1, 2008. The Company is in negotiations with the holder of the debentures regarding a schedule for payment.

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

Visual Management Systems, Inc.
(Registrant)

	By:	/s/ Jason Gonzalez
Jason Gonzalez
Chief Executive Officer
Dated: November 14, 2008

	By:	/s/ J.D. Gardner
J.D. Gardner
Chief Financial Officer
Dated: November 14, 2008