Form 10-K
period 2008-12-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2009-04-15
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

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

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer

Non-accelerated filer	((Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2009 was approximately $382,171.

The number of shares outstanding of the registrant’s Common Stock as of April 14, 2009 was 11,098,277

VISUAL MANAGEMENT SYSTEMS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain information included in this annual report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; the continued cooperation of our creditors; and failure by the Registrant to successfully develop or acquire products and form new business relationships.

          In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this annual report on Form 10-K is submitted to the Securities and Exchange Commission.

PART I

Item 1.	Business

(a)	Business Development

          Visual Management Systems, Inc. was incorporated in the State of Nevada in March 2004. Our company was originally named Wildon Productions, Inc. On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, we changed our name to Visual Management Systems, Inc. and affected a 1-for-7 reverse stock split of our common stock in connection with our acquisition of Visual Management Systems Holding, Inc. described below. From incorporation until our acquisition of Visual Management Systems Holding, Inc., we were an exploration stage company primarily engaged in the acquisition and exploration of mineral properties. Upon the completion of the acquisition, we succeeded to the business of Visual Management Systems Holding, Inc. and relocated our principal executive offices to those of Visual Management Systems Holding, Inc. at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755. The telephone number at our principal executive offices is (732) 281-1355.

          On April 3, 2008, we purchased substantially all the assets of Intelligent Digital Systems, LLC (“IDS”). IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

(b)	Overview of Business

          We provide electronic security solutions to businesses, governmental entities and individuals through the design, manufacture, sale and installation of digital surveillance systems that enable clients to proactively manage their businesses, and secure their homes or campuses with easy video data retrieval and live viewing from anywhere in the world. Our management believes that there is a lucrative and underserved market for electronic security technology through the use of digital recording and video transmission to remote locations and corporate offices

          Through on-site consultations, we provide security and loss prevention analysis, liability assessments and custom tailored CCTV camera layouts designed by a system design consultant to its prospective customers.

          We design, manufacture, sell, install, upgrade and service the digital video recording devices (“DVRs”) and network video recording devices (“NVRs”) used in our surveillance systems. In addition, we sell our DVRs and NVRs to outside dealers. We currently manufacture and sell several lines of our “Virtual Manager” and “TrueHybrid” DVR and NVR products, import and resell DVRs and NVRs and camera products from other manufacturers and have additional product lines under development through our Research and Development staff and under alliance and joint venture agreements with third parties.

          We currently conduct our operations through three subsidiary entities, Visual Management Systems, LLC, which provides our protective technology solutions and remote management surveillance systems, Intelligent Product Development Group, LLC, which designs, manufactures and sells our DVRs and NVRs, and VMS Financial Services, LLC, which has been formed to provide equipment leasing services to our customers, but which has thus far engaged in very limited operations.

Video Surveillance Systems

          Our primary business is the design, sale and installation of CCTV surveillance systems. Through on-site consultations, we provide loss prevention analyses, liability assessments and custom-tailored CCTV camera layouts designed by professional system consultants to prospective customers. Our surveillance systems enable clients to manage their business through data retrieval and view their businesses live from anywhere in the world. The primary components that we use in our video surveillance systems include:

•

Digital Video Recorders: Our DVR product lines are comprised of custom configurations of surveillance hardware and software systems based on the capture and compression technology of Inet Secuvic, Inc., a Korean company, and our own proprietary TrueHybrid technology. These DVRs can manage between 4 and 64 analog cameras and offer individually addressable recording schedules and frame rates

•

Network Video Recorders: Our NVR product lines are based on our proprietary TrueHybrid technology, and are capable of accepting up to 128 different video sources of multiple types including IP, analog and USB cameras.

•

Surveillance Cameras: We use a variety of cameras in our video surveillance systems, and those selections are typically made on-site by the customer with the assistance of a Loss Prevention Consultant or a System Design Specialist that we provide who creates and sells a “shot-layout” to ensure that the customer is satisfied with each camera shot. Cameras can be either IP or analog, and some types frequently used in our systems include:

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

cameras permit a business owner to monitor a location without the knowledge of those present at the location.

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

          Our video surveillance systems also include monitors, power supplies, battery backup power, wire and connectors. We are a value-added reseller for several product lines, including Axis, Sony, Panasonic and Pelco amongst others.

Digital Video Recorders, Network Video Recorders

          We manufacture our own lines of “Virtual Manager” and “TrueHybrid” DVRs and NVRs both of which are either based on our proprietary TrueHybrid software, or custom configurations of surveillance hardware and software systems based on the capture and compression technology of Inet Secuvic, Inc., a Korean company. We also offer TrueHybrid branded versions of our proprietary product. Each of our DVRs and NVRs is a Microsoft Windows® PC based product, and the product line ranges from four channel systems to enterprise grade, unlimited source systems that can be expanded into virtually unlimited network based, engineered systems.

          Since their introduction in 1995, DVRs have been overtaking time-lapsed VCRs as the primary recording mechanism in commercial surveillance, and more recently NVRs and Internet Protocol (IP) based cameras have begun to replace analog systems and cameras due to the potential for superior image quality and the ability to transmit images via the Internet over long distances.

          DVR and NVR systems have historically been available as software systems or hardware systems. Software based DVRs and NVRs are simply software programs which run on personal computers. They are cost effective and operate on readily available, easily serviced PC-platform computers; however, image quality often suffers and digital video recording places a significant strain on a computers resources. This strain causes premature failure of primary computer components and can cause other parts of the computer to function slowly or cease functioning. Software DVRs and NVRs are generally not suitable for business class security applications.

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

          Given the relative strengths and weaknesses of software based and hardware based DVRs and NVRs, we believe that the best choice for consumers is a DVR or NVR which incorporates both types of technologies. We use hardware-based video capture cards in our “Virtual Manager” DVR and hybrid NVRs which process video from analog cameras, and a software based platform for the dedicated NVRs which utilize no analog video. The result is a dedicated security computer. The use of removable hard disk drives for storage flexibility and components that are readily available, inexpensive and easy to service provides a PC-based security system that can grow with a business.

          We build our DVRs and NVRs to very specific standards. Each DVR or NVR is built from tested, proven components and is driven by Microsoft Windows® software and is customized to perform optimally based on a system designed by our staff. All of our custom-built DVRs and NVRs offer record-on-motion capabilities as well as continuous, alarm-triggered or combination settings. Data is easy to retrieve by date and time and can be reviewed at user-controlled speeds and with up to sixteen simultaneous feeds. Live video can be viewed via central monitoring software which supports up to 100 simultaneous feeds.

          Standard features of our DVRs and NVRs include:

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

Other features that we make available include:

• High resolution digital color cameras per system design

• Flat panel LCD monitors for on-site viewing

• Unlimited Access RMS software licenses

• Long-term service contracts

          Remote Management Software used with DVRs and NVRs offers the ability to view a location live from anywhere, at any time via telephone lines or high-speed internet access. In addition to selling DVRs and NVRs as part of systems that we designed and installed, we sell our

DVRs and NVRs through unaffiliated dealers. During the fiscal year ended December 31, 2008, dealer sales represented approximately $230,000 of our revenues.

Sales and Marketing

          We market and sell our video surveillance and other security systems through a dedicated sales force of approximately 10 inside and outside sales people. Our DVRs and NVRs are also sold through independent dealers. We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2009 to determine whether we should make any expansion in our employee sales force.

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

Service

          A strong service and maintenance capability is an important element in maintaining good customer relations and low attrition, and is an important revenue generating activity for us. We offer one and three year service contracts as well as paid extensions of existing service contracts and takeover programs for equipment formerly serviced by other companies which no longer provide service to a particular client. Service is typically provided by our staff or subcontracted through partner companies such as dealers of our DVR and NVR products or structured cabling companies.

          Our service contracts represent a growing, recurring revenue stream for us.

Suppliers

          We acquire the components for our video surveillance systems and DVRs and NVRs through various suppliers, including ADI and PurePower. We choose not to align our self with any one supplier so that we can recommend the best solutions for our customers. Substantially all of the components that we use are readily available from multiple sources.

Market

          We believe that the multi-billion dollar market for video surveillance systems and other protective technologies is growing rapidly due to a number of factors, including:

•	many existing security and surveillance systems are becoming technologically obsolete and inadequate;

•	insurance providers and governing bodies began mandating surveillance in certain environments and situations;

•	since the tragic events of September 11, 2001, security is among the highest concerns of Americans at home and work;

•	widespread coverage of kidnappings, robberies and other crimes appear daily on television, in newspapers and in all types of news media;

•	economic downturns often result in increased property crime, the threat of which is a major driving factor in customer interest in our products and services;

•	technological advancements provide the opportunity to increase the scope and efficacy of many routine security tasks.

          We believe that the market for video surveillance systems is highly fragmented among a small number of larger providers and a broad array of small companies. We believe that the mid-size business market is underserved and plan to exploit opportunities in this sector.

Competition

          The security industry is highly competitive. We compete on a local and regional level with a small number of major firms and many smaller companies in the installed surveillance system space, and nationally in the direct to dealer space. We compete primarily on the quality of our service and the design and reliability of our products. Certain of our competitors have greater name recognition and financial resources than us. We may also face competition from potential new entrants into the security industry or increased competition from existing competitors that may attempt to develop the ability to offer the full range of services that we offer. We believe that competition is based primarily on the ability to deliver solutions that meet a client’s requirements and, to a lesser extent, on price. Our competitors in the installed system space include Vector Security, American Sentry Guard, GVI Security Solutions, Inc., ADT Security Services, Ltd. (a division of Tyco International) and Sonitrol, Inc. Our competitors in the direct to dealer space include Aventura, Bosch, Milestone and others. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors who are larger or better capitalized.

Product Development

          Product development is an ongoing process for our company. We continuously attempt to develop new product lines, learn different disciplines and integrate products and programs into our offerings to add new value for our customers.

          We experiment with new hardware and software technologies regularly. We sample systems to integrate with our existing products as well as new stand-alone technologies. Our newest DVR and NVR ventures include enterprise grade systems capable of capturing and recording at 4000 CIF and streaming at 2000 CIF, and adaptation of NVR technology to small scale residential use. We are energetically expanding into the IP space based on customer interest in improved image quality and flexibility. We believe that our company is breaking new ground in providing professional quality NVR technology to small business and residential users.

          Our near-term future plans include the development of a central video monitoring service and associated support software for remote assessment of DVR/NVR health and system monitoring. With the implementation and use of the products and services that we provide there are multitude of potential support services available for sale. These include, but are not limited; to virtual guard tours, mystery shoppers, loss prevention observation reporting, risk management and mitigation, facilities insurance programs, two-way access patrols, video alarm verification, off-hours facility monitoring, etc.

          To further our product development efforts, we are actively seeking companies, technologies and patents we can acquire and adopt to strengthen our offerings and complete our product suites. Acquisition efforts are focused on installation capacity, product lines, software development and copyrighted or patented technology that can have an immediate impact on revenues and profit growth.

          In connection with the purchase of substantially all the assets of IDS (the “Asset Purchase”), we entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to our industry which have been assigned to the joint venture. The joint venture has granted us an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and us has a 50% interest in the joint venture. See “Item 3. Legal Proceedings” and “Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

Individuals

          We service many types of “individual” customers. Some individuals request residential service, but most own a single location or a small business. To date, we have experienced limited demand for our installed systems in residential applications due to increased costs of installation.

          We believe that successful development of a lean residential NVR system based on our TrueHybrid technology platform utilizing USB cameras will allow us to further penetrate this market. We are in progress on this and have dedicated engineering and marketing resources to the project.

Government

          In 2008 we bid on and won contracts to complete a variety of projects for government customers - primarily schools - with total revenue attributable to these projects in excess of $600,000. Due to disputes with the contracting entities and corporate cash flow issues which affected our ability to pay parts suppliers in a timely fashion, we were forced to cease our efforts on a number of these projects, which negatively impacted our outstanding project bonds. As a result of these difficulties we will likely be unable to obtain further bonding for projects of this type in the future, which will severely limit our ability to pursue governmental customers on large scale projects where we are the sole entity guaranteeing performance. As such, we expect government customers to represent a very small amount of our installed surveillance system business for the foreseeable future. This situation will likely not affect our dealer business, as nothing shall prevent other bondable entities from using our products with governmental customers.

Employees

          As of April 14, 2009, we had approximately 40 employees. We believe that our relationship with our employees is satisfactory and we have not suffered any labor problems since inception.

Item 1(A)	Risk Factors

We have a limited operating history, which limits the information available to you to evaluate our business, and we continue to experience operating losses.

          We began our operations in June 2003. We incurred net losses of $7,938,798 and $9,784,645 during the years ended December 31, 2008 and 2007, respectively. The losses were attributable, in part, to an expansion of our installation capacity to handle projected increases in revenues and sales in 2007, non-cash charges attributable to conversions of debt to equity and the substantial softening of demand from our customer base due to the downturn in the economy. There is limited operating and financial information to evaluate our historical performance and our future prospects and our independent registered public accounting firm’s report dated April 15, 2009, on our financial statements for the year ended December 31, 2008, has stated that these factors raise substantial doubt about our ability to continue as a going concern. We face the risks and difficulties of a growth company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

We have limited liquid resources and are in default of certain obligations.

          As noted above, our independent registered public accounting firm’s report dated April 15, 2009, on our financial statements for the year ended December 31, 2008, has stated that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. Current liabilities at December 31, 2008, were $10,242,410 and current assets were $764,625. The difference of $9,477,785 is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. At December 31, 2008, we were delinquent with respect to $546,400 of scheduled payments due under outstanding promissory notes and debentures, and the holders of these instruments have the right to demand payment of an aggregate of $6,916,442. We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which include the imposition of insolvency proceedings. See “Item 3. Legal Proceedings.”

The current general economic downturn has resulted in reduced demand for our products and services, if this downturn continues it may substantially impact our ability to achieve our business plan, or remain in business.

          The current downturn in the general economy has resulted in frequent delays in the decision of prospective customers to make initial evaluations of, or investments in, our products. Small to medium retailers represent a substantial portion of our business, and they have been especially hard hit by the situation in the larger economy, which imperils their continuing operations. Larger customers with better prospects for surviving a long term economic decline are also delaying their decision making, in an attempt to reduce costs until economic activity picks up in order to maintain profitability. Though we have made efforts to ensure our ability to stay in business by altering our target customers and reducing costs via staff reductions and other austerity measures, there is no guarantee that we will be able to survive a long term recession which completely negates the ability of our traditional target customers to make infrastructure investments.

Our future growth will be harmed if we are unsuccessful in developing and maintaining good relationships with manufacturers and suppliers.

          We rely on third party manufacturers and suppliers for certain components of our products and systems, and to extend us credit. Risks associated with our dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

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

Our access to the financing we rely on to stay in business has been severely limited by the decline in the availability of credit in the larger economy

          As part of our business model we rely on access to financing from traditional financial institutions and vendor lines of credit. The recent decline in the availability of credit - caused by the difficulties facing the world banking system in its entirety - has severely limited our ability to properly manage our cash flows. In 2008 we saw most of our lines of credit substantially reduced, or their terms tightened. As a result we have been forced to adjust our relationship with several vendors, and in some cases cease doing business with them completely. We have accumulated substantial balances with some suppliers of credit, and it is unclear how much additional credit or time to repay those creditors will give us. In some cases lawsuits have been filed against us by vendors seeking immediate payment, and in many cases resolution of those lawsuits will require additional spending of the company’s limited cash resources.

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

The market value of our common stock may be adversely affected by our financing activities, or by our inability to meet our business plan because we are unable to obtain financing.

          If we are unable to generate on our own the necessary funds for the further development and growth of our business, we may be required to seek additional capital. This will depend on a number of factors, including, but not limited to: (i) our ability to successfully market our products and services; (ii) the growth and size of the security industry; (iii) the market acceptance of our products and services; and (iv) our ability to manage and sustain the growth of our business. Recently our shareholders and our Board of Directors increased the authorized shares of our common stock from Fifty Million (50,000,000) to One Billion (1,000,000,000), and we recently concluded a closing of Series B Convertible Preferred Stock with an initial conversion price of $.005 per share. If we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience further dilution or a reduction in priority of your securities.

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

If we do not protect our proprietary technology and intellectual property rights against infringement or misappropriation and defend against third party assertions that we have infringed on their intellectual property rights, we may lose our competitive advantage, which could impair our ability to grow our revenues.

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

Only a portion of our management has significant experience in public company matters.

          Only a portion of our management team has had previous significant public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. We cannot give assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Our shareholders are subject to the risk of significant dilution.

          As of December 31, 2008, we had 10,808,277 shares of common stock outstanding. In April 2009, we issued 275 shares of Series B Convertible Preferred Stock which are convertible into an aggregate 55,000,000 shares of our common stock at a conversion price of $.005 per share. As a result of the issuance of the Series B Convertible Preferred Stock, the conversion price of our Series A Convertible Preferred Stock as well as the exercise price of certain warrants, was adjusted to $.005 per share. As a result, as of April 15, 2009, an aggregate of 217,500,000 shares of common stock were issuable upon the conversion of our Series A Preferred Stock and convertible notes, and an additional 435,000 shares of common stock were issuable at an exercise price of $.005 under outstanding warrants. Further, 7,500,000 shares of common stock are issuable upon conversion of our outstanding 5% convertible secured debentures at a conversion price of $.50 per share. Issuances of common stock upon the conversion of our convertible preferred stock and convertible debt and the exercise of our warrants will significantly dilute the interest of holders of our common stock. In addition, sales of these shares could depress the market price of our common stock.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

          We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 2.	Properties

          Our corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet of office space expiring in January, 2011. In an effort to reduce costs, we have ceased to utilize physical facilities in other states in which we operate. We now drop ship materials directly to job sites and dispatch technicians directly from their homes.

          We believe that our facilities are adequate and suitable for our current operations. To the extent that other space is required, we believe that such space is readily available.

Item 3.	Legal Proceedings

          On March 27, 2009, we were served with a summons and a complaint in which we, our CEO Jason Gonzalez, our current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and our former CFO Howard Herman were named as defendants in a suit filed by Mr. Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, the Company’s restatement of financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the Plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the issuance of a note to Russ and Russ PC Defined Benefit Pension Plan. We believe that the Plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and intend to vigorously defend against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against us, payment of that judgment would have a material adverse effect on our financial condition and results of operations. The filing of this lawsuit, substantial reduces the likelihood of us ever receiving any return on our investment in our joint venture with IDS.

          We have been named as the defendant in a number of lawsuits pertaining to vendor lines of credit which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from $4,000 to $70,000. No individual lawsuit represents a substantial risk to us, but taken in whole they could have a material adverse effect on our financial conditions and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

          During the quarter ended December 31, 2008, no matter was submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is quoted on the OTC Bulletin Board under the symbol VMSY.OB. Prior to July 17, 2007, there was no trading in our common stock. The last sale price of our common stock on April 14, 2009 was $0.05. As of April 14, 2009, there were approximately 150 holders of record of our common stock.

          We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. The terms of our 5% secured convertible debentures issued in November 2007 prohibit the payment of dividends.

          The following table sets forth information with respect to the trading price of our common stock as reported by the OTC Bulletin Board during the year ended December 31, 2008 and 2007:

Fiscal Year Ended December 31, 2008	Low	High

First Quarter	$0.80	$1.47
Second Quarter	$0.35	$1.15
Third Quarter	$0.42	$1.74
Fourth Quarter	$0.13	$0.83

Fiscal Year Ended December 31, 2007	Low	High

First Quarter	—	—
Second Quarter	—	—
Third Quarter	$2.10	$4.00
Fourth Quarter	$0.55	$3.50

          In April 2009, we issued 275 shares of Series B Convertible Preferred Stock to 37 accredited investors for an aggregate purchase price of $275,000. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in connection with such transaction.

Item 6.	Selected Financial Data

          Not applicable, as we are a smaller reporting company

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

          On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, we changed our corporate name from Wildon Productions, Inc. to Visual Management Systems, Inc. and the former stockholders of Visual Management Systems Holding, Inc. received shares of our common stock representing approximately 76.5% of our outstanding common stock after giving effect to the merger. In addition, our board of directors was reconstituted at the effective time of the merger with designees of Visual Management Systems Holding, Inc. replacing our then current board of directors. Further, at the effective time of the merger, we abandoned our prior business plan and the operations of Visual Management Systems Holding, Inc. acquired as a result of the merger became our sole line of business. The merger transaction was therefore accounted for as a reverse acquisition with

Visual Management Systems Holding, Inc. as the acquiring party and Visual Management Systems, Inc. (formerly Wildon Productions, Inc.) as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Visual Management Systems Holding, Inc., unless the context otherwise requires. The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

          On April 3, 2008, we purchased substantially all the assets IDS. IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. In exchange for IDS’ assets we issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and agreed to pay cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. We have agreed to register the shares issuable upon the conversion of the note for public resale

          In connection with the Asset Purchase, we entered into a four year consulting agreement with Jay Edmond Russ, the principal shareholder of IDS who served on our Board of Directors from the closing of the purchase in April 2008 until his resignation in December 2008, which requires us to pay Mr. Russ $75,000 per year for consulting services. See “Item 3. Legal Proceedings.”

Results of Operations for the Years Ended December 31, 2008 and 2007

Net Revenues

          Net revenues increased approximately $40 thousand, or 1% to approximately $6.4 million during the year ended December 31, 2008 from approximately $6.3 million during the year ended December 31, 2007. Annualized revenue remained similar to 2007, due to a reduced demand for our products and services in the fourth quarter, resulting from the generalized slowdown in the economy during that period.

Cost of Goods Sold

          Total cost of goods sold increased approximately $157 thousand, or 5% to approximately $3.6 million for the year ended December 31, 2008, from approximately $3.4 million during the year ended December 31, 2007. This increase was primarily due to higher cost of goods sold in connection with lower margin bid jobs.

          As a result, gross profit for the year ended December 31, 2008 decreased by about $113,000 from $2.9 million to $2.8 million and gross profit as a percentage of revenue declined from 46.2% to 44.0% for the year ended December 31, 2008, both as a result of lower margin bid jobs experienced in 2008.

Operating Expenses

          Operating expenses increased approximately $0.5 million to $9.0 million for the year ended December 31, 2008, from approximately $8.5 million for the year ended December 31, 2007.

          This increase was primarily attributable to increases in (i) software amortization as a result of an impairment of $0.6 million, (ii) amortization costs for deferred financing costs of $0.8 million (iii) investor relations expense of about $0.6 million and (iv) depreciation and other miscellaneous expenses of $0.2 million offset by decreases in wages and stock based compensation of $1.7 million.

Debt Conversion Expense

          Debt conversion expense decreased by approximately $0.8 million as there was no debt conversion expense for the year ended December 31, 2008

Interest Expense

          Interest expense for the year ended December 31, 2008 decreased by $1.6 million to approximately $1.8 million, from $3.4 million in the year ended December 31, 2007. The decrease was primarily the result of lower deferred debt amortization, totaling approximately $3.4 million offset by (i) increased interest on loans in default of $1.1 million (ii) increased interest relating to convertible debt of about $0.4 million and (ii) interest on short term loans of approximately $0.1 million.

Income Tax Expense (Benefit)

          We recorded a provision for federal, state and local income tax of approximately $4,060 for the year ended December 31, 2007. This amount has been included in operating expenses for 2008 due to its insignificant size.

Net Income (Loss)

          As a result of the items discussed above there was a net loss of approximately $7.9 million for the year ended December 31, 2008 compared with a net loss of approximately $9.8 million for the year ended December 31, 2007. In addition we recorded a deemed dividend on the issuance of preferred stock of $0.6 million in 2007, which made the net loss applicable to common stockholders of approximately $10,413,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

          General.

          Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. At December 31, 2008, we had cash of $16,186, a working capital deficit of approximately $9,500,000, stockholders’ deficit of approximately $6,913,000, and an outstanding long term portion balance of $248,000 of debt, in comparison, at December 31, 2007, we had cash and equivalents of approximately $707,000, a working capital deficit of approximately $587,000, an outstanding long term portion balance of approximately $384,000 of other debt plus $2,818,334 of convertible debt. Our financial condition as of December 31, 2008 raises doubt as to our ability to continue our normal business operations as a going concern. Accordingly, our independent registered public accounting firm’s report dated April 15, 2009, on our financial statements for the year ended December 31, 2008 has stated that these factors raise substantial doubt about our ability to continue as a going concern.

          Cash decreased from $707,025 at December 31, 2007 to $16,186 at December 31, 2008, primarily as a result of (i) $819,088 of cash used for operations, (ii) $232,364 of cash used for investing, (iii) repayment of short term notes of $111,000, (iv) repayment of $109,062 of long term debt, and (v) capital lease repayments of $39,558. This was offset by (i) proceeds from the issuance of short term notes of $414,950, (ii) proceeds from the exercise of warrants of $124,922, and (iii) net proceeds from a shareholder loan of $80,361.

          Cash used by operating activities for the year ended December 31, 2008 was approximately $819,000 as compared to $3,941,000 for the preceding year, an decrease of $3.1 million. This is primarily the result of increased non-cash operating expenses and amortization charges as well as improved collections of amounts due from customers in 2008.

          Cash used by investing activities for the year ended December 31, 2008 was approximately $232,000 as compared to approximately $99,000 for the preceding year, an increase of $133,000. This is primarily the result of additional capitalized software offset by lower purchases of capitalized assets.

          Cash flow from financing activities for the year ended December 31, 2008 was approximately $360,000 as compared to $4,750,000 for the preceding year, a decrease of $4,386,000. This is primarily the result of proceeds from preferred stock and convertible debt issuances in 2007.

Commitments and Contingencies.

          We are a party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.5% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2008, $37,662 was outstanding under the loan agreement.

          We are a party to a $50,000 line of credit with JPMorgan Chase Bank, N.A. which as of December 31, 2008 provided for interest at a rate of 4.75% per annum and which is payable in variable monthly installments. As of December 31, 2008, the outstanding balance on the line of credit was $49,981, which automatically renews every year until paid in full.

          We had $297,324 in principal balance on auto loans outstanding as of December 31, 2008. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

          We entered into capital leases in the ordinary course of business for office and warehouse space and equipment. The value of capital lease obligations of leased equipment as of December 31, 2008 was $123,712.

          On November 30, 2007, we entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants. We refer to this transaction as our November 2007 Private Placement. In this transaction, we issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of our common stock. The warrants expire in November 2014 and have an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

          Since January 1, 2008, we have been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 Private Placement. We have also been required to make monthly principal payments in the aggregate of $208,333 since December 2008. On August 28, 2008, we entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the debenture holders have:

          - waived the Company’s compliance with the provisions of the debentures which require us to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

          - waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would otherwise result in an adjustment to the conversion price of the debentures to $.40 per share;

          - waived certain provisions of the agreement pursuant to which the debentures were issued which restrict our ability to issue common stock and securities convertible into or exercisable for common stock;

          - waived all registration rights previously granted to the debenture holders with respect to the shares issuable upon the conversion of the debentures and exercise of the warrants issued to the debenture holders in connection with the transaction, provided that we do not fail to satisfy the current public information requirements under Rule 144(c) of the Securities Act of 1933 for a period of three (3) consecutive trading days or more. In the event of such a public information failure we will be required to file a registration statement covering the shares issuable upon the debentures and warrants and will be subject to monetary penalties if it fails to obtain and maintain the effectiveness of the registration statement.

          In consideration of the waivers and in lieu of (i) $250,000 of liquidated damages that the debenture holders alleged were owed as a result of the our failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, we agreed to issue shares of our common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures. We agreed to register the new shares for resale under the Securities Act of 1933, as amended.

          The exercise price of the warrants was also adjusted to $.40 per share.

          On the first day of each month since December 1, 2008 our monthly redemptions of principal for the debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by us. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by us to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009 and April 1, 2009 and were also not paid by us.

          We have not filed a registration statement in compliance with our August 2008 Amendment and Waiver Agreement, and have received no formal written waiver of such obligation; however the holders of the debentures have advised us that that they will not require us to file a registration statement.

          Non-payment of these amounts, and the failure to file an appropriate registration statement may be considered default events under the relevant agreements between us and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the us by the holders. As a result of default, the holders have the right to demand payment of $4,875,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. We continue to communicate with the holders and are seeking a resolution to the potential default situation.

Recent Financing Activity

Financing of the IDS Asset Purchase

          In connection with the April 3, 2008 purchase of substantially all the assets of IDS, we issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. We have agreed to register the shares issuable upon the conversion of the note for public resale.

          As of December 31, 2008, $24,000 of payments were past due under the note issued to IDS. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Item 3. Legal Proceedings.”

Issuance of Original Issue Discount Notes

          Between April and September 2008, we issued a series of original issue discount notes to individual investors (the “OID Notes”). The OID Notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008 totaling $86,500. The remaining notes bear maturities of between nine and 12 months, and come due in periods between January and September 2009. No payments have been made on any of the OID Notes since the October 2008 payment.

Re-issuance of Promissory Note

          On June 10, 2008, the we issued a promissory note (the “New Note”) in the principal amount of $267,192 to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Mr. Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by us to an individual lender in

October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008. As further consideration for entering into the exchange transaction, the Company issued to Mr. Russ options to acquire 20,000 shares of the our common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share

Exercise of Placement Agent Warrants

          Between August and September 2008 we sold 276,857 shares of our common stock pursuant to exercise of certain warrants to purchase shares of our common stock, originally issued to Kuhns Brothers, Inc., the placement agent for our November 2007 private placement of 5% senior secured convertible debentures. As a result of the transaction we received net proceeds of $124,922.

Loan from Chief Operating Officer

          In 2008 Caroline Gonzalez our Chief Operating Officer loaned us $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan we have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2008 the outstanding balance on these accounts was $80,361.

Item 8.	Financial Statements and Supplementary Data

          The financial statements of the Company called for by this item are set forth herein commencing on page F-1 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

          As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          The evaluation made by our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation, and the effect of the controls on the information generated for use in this annual report and previous reports to the Commission. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

          Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

          Based on their evaluation, our Chief Executive Officer and Chief Financial Officer identified a number of material weaknesses in our internal control over financial reporting. These material weaknesses included:

-

A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts our ability to gather, analyze and report information relative to the financial statement assertions in a timely manner.

-

The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties and to implement the formal documented closing and reporting calendar and checklists in a timely manner on a consistent basis.

-	There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

-	Material weaknesses identified in the past including deficiencies in information technology have not been fully remediated.

          As a result of the material weaknesses described above, we have concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

          We intend to take action to hire additional staff, implement stronger financial reporting systems and software and develop the adequate policies and procedures with said enhanced staff to ensure all noted material weaknesses are addressed and resolved. However, due to the our cash flow constraints, the timing of implementing the above has not yet been determined, and may not be possible.

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

Changes in Internal Control over Financial Reporting

          During the quarter ended December 31, 2008, due to cash flow constraints, the size of the accounting department was reduced and as a result, the formal monthly closing schedules could not be followed.

          Sobel & Co., LLC was not required to and did not perform a review of our internal controls over financial reporting.

Item 10.	Directors, Executive Officers, and Corporate Governance

          The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position

Jason Gonzalez	37	President, Chief Executive Office and Director

Michael Ryan	50	Director

Colonel Jack Jacobs	63	Director

Martin McFeely	53	Director

Robert Moe	57	Director

William Malenbaum	80	Director

James (J.D) Gardner	56	Chief Financial Officer

Caroline Gonzalez	34	Chief Operating Officer

Jonathan Bergman	50	Vice President Marketing and Sales

W. Geoffrey Martin	33	General Counsel

          Jason Gonzalez is the founder of Visual Management Systems Holding, Inc. and has been involved in the security industry for five years. Prior to launching Visual Management Systems Holding, Inc., he served as Chief Operating Officer for Infinite Sales, Inc., a wholly owned subsidiary of Freedom Systems, Inc., a leading distributor of DVRs in the United States. Mr. Jason Gonzalez was at Freedom Systems, Inc. from February 2002 until August 2003. Before his appointment to Chief Operating Officer, Mr. Gonzalez served in various capacities for Freedom Systems, Inc. in sales and sales management. Prior thereto he was employed by Merrill Lynch as a vetting manager in ML Direct technology banking. He also worked for Olde, and William R. Hough & Co. as a registered representative, general and municipal securities principal. Mr. Gonzalez graduated from Embry-Riddle Aeronautical University where he earned a BS in Aviation Business Administration. He completed an additional 20 credits in Aeronautical Science and Aerospace Engineering. Mr. Gonzalez is a graduate of the SIA Securities Industry Institute. Mr. Gonzalez and Caroline Gonzalez are husband and wife.

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

          William Malenbaum, who joined our board in January 2009, has more than 50 years of accounting experience with concentrations in cost accounting and credit management as well as sales and sales management. Mr. Malenbaum is retired, but has remained active in a variety of consulting capacities since 2000.

          James (J.D.) Gardner, was appointed as our Chief Financial Officer in June 2008. From April 2008 until his appointment as Chief Financial Officer, he served as a consultant to our finance and accounting department. From May 2005 to February 2008, Mr. Gardner served as Chief Financial Officer and Chief Operating Officer of Amedia Networks, Inc., a publicly held company engaged in developing next generation ultra broadband switched Ethernet home gateways and home networking solutions for voice video and data services. From January 2005 through May 2005, Mr. Gardner served as Chief Operating Officer of dotPhoto, a private company engaged in on-line photo processing and wireless application development for cellular telephones. From January 2002 through April 2004, Mr. Gardner served as Chief Executive Officer of Comstar Interactive, a private company engaged in the wireless credit card processing field. He has also held the position of Chief Financial Officer of BellSouth Wireless Data (renamed Cingular Interactive (May 1999 through November 2001), and as chief financial officer of BellSouth Mobile Data (November 1995 through May 1999) and chief financial officer of RAM/BSE Communications L.P. from 1991 through 1995, with all companies involved in the provision of wireless packet data networks and services, principally in the US and Europe. Mr. Gardner also held several other senior executive positions at BellSouth and AT&T in the areas of Financial Management, Domestic and International corporate finance, issuing debt and equity and the related rating agency and investment banking interfaces, shareholder relations and a number of other treasury, accounting and finance positions.

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

          W. Geoffrey Martin was hired to serve as our General Counsel in November 2007. Mr. Martin is admitted to the bar of the State of Illinois, and as in-house counsel in the State of New Jersey and from January 2006 until his hiring, operated his own law firm specializing in commercial litigation. Mr. Martin received his Juris Doctorate from the University of Illinois in 2005, and graduated from the University of Illinois in May 1999. Mr. Martin has extensive financial services experience and served as a financial product designer for US Bancorp in 2002 and as both a project manager for financial software development and as an Assistant Vice President for business development and marketing for Merrill Lynch from June 1999 until September 2001.

          Our Audit Committee consists of Michael Ryan and Marty McFeely. Our Board of Directors has assigned Mr. McFeely as the Audit Committee’s financial expert. Mr. McFeely is not considered independent under the rules of the American Stock Exchange.

          We have adopted a code of conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and other senior financial advisors. Our Code of Conduct is posted at www.vmscctv.com.

Item 11.	Executive Compensation

Executive Compensation

          The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Visual Management Systems, Inc. for the years ended December 31, 2008 and 2007 of the Chief Executive Officer and each other executive officer whose total annual contracted-for compensation for the year ended December 31, 2008 exceeded $100,000 (the “named executive officers”). No other executive officer’s contracted-for annual salary and bonus for the year ended December 31, 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Jason Gonzalez, President and Chief Executive Officer
	2008	$123,956	—							$123,956
	2007	$136,923	$85,000	—	—		—	—	—	$221,923

Jonathan Bergman, Vice President-Marketing and Sales
	2008	$115,845	—		$11,655	(2)				$127,500
	2007	$111,692	$62,500	—	—		—	—	—	$174,192

W. Geoffrey Martin, General Counsel	2008	$89,900	—		$47,500	(3)				$137,400
	2007	$4,846	—	—	—		—	—	—	$4,846

James (J.D. Gardner) Chief Financial Officer
	2008	$65,792	—		$47,500	(4)				$113,292
	2007	—	—	—	—		—	—	—	—

Caroline Gonzalez, Chief Operating Officer
	2008	$106,921	—	—	$4,350	(5)				$111,271
	2007	$114,160	$62,500	—	$165,625					$342,285

(1)

The Chief Executive Officer and each other executive officer have agreed to defer receipt of their full salary until Visual Management Systems, Inc.’s financial performance improves. The sums detailed in the Salary column for 2008 represent the actual amounts paid in compensation to each officer. Salaries accrued but not paid are as follows: Mr. Gonzalez $56,043; Ms. Gonzalez $43,078; Mr. Bergman $28,154; Mr. Martin $30,099; and Mr. Gardner $18,207.

(2)

On June 12, 2008, the purchase price of Mr. Bergman’s option to purchase 225,000 shares of Visual Management Systems, Inc. common stock was adjusted from $2.50 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 3.73%; and expected life of 7 years. The difference in the weighted average fair value of these options was $0.05 per share.

(3)

On June 12, 2008, Mr. Martin was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options have a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

(4)

On June 12, 2008, Mr. Gardner was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vested on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options have a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

(5)

On June 12, 2008, the purchase price of Ms. Gonzalez’s option to purchase 125,000 shares of Visual Management Systems, Inc. common stock was adjusted from $2.50 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 3.94%; and expected life of 8.7 years. The difference in the weighted average fair value of these options was $0.03 per share.

Outstanding Equity Awards at Fiscal Year-End

          The following table provides information about all equity compensation awards held by the named executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS

	Option Awards								Stock Awards

Name	Date of Grant(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jason Gonzalez, President and Chief Executive Officer	—	—		—		—	—	—	—	$—	—	$—

Jonathan Berman, Vice President-Sales and Marketing	6/1/05	225,000	(2)	—		—	$0.40	6/5/15	—	—	—	—

W. Geoffrey Martin, General Counsel	6/12/08	—		125,000	(3)	—	$0.40	6/12/18	—	—	—	—

James (J.D. Gardner) Chief Financial Officer	6/12/08	—		125,000	(4)	—	$0.40	6/12/18	—	—	—	—

Caroline Gonzalez, Chief In Officer	2/28/07	125,000	(5)	—		—	$0.40	2/28/17

(1) Reflects date that options to purchase shares of Visual Management Systems, Inc. were issued or reissued to adjust the exercise price of a previous issuance.

(2)

Mr. Bergman was issued options to acquire 225,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc. On June 12, 2008, the purchase price of Mr. Bergman’s option to purchase 225,000 shares of our common stock was adjusted from $2.50 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 3.73%; and expected life of 7 years. The difference in the weighted average fair value of these options was $0.05 per share

(3)

On June 12, 2008, Mr. Martin was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vest on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options have a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

(4)

On June 12, 2008, Mr. Gardner was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vest on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options have a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

(5)

Ms. Gonzalez was issued options to acquire 125,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc. common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc. On June 12, 2008, the purchase price of Ms. Gonzalez’s option to purchase 125,000 shares of our common stock was adjusted from $2.50 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 3.94%; and expected life of 8.7 years. The difference in the weighted average fair value of these options was $0.05 per share

Securities Authorized for Issuance under Equity Compensation Plans

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

          Upon the closing of our acquisition of Visual Management Systems Holding, Inc., we issued options to acquire 1,169,000 shares of our common stock having an exercise price of $2.50 per share in exchange for outstanding options to acquire Visual Management Systems Holding, Inc. common stock. The exercise of the options that we granted was conditioned upon our achieving annual revenues of $5,000,000 or more in a calendar year, which we achieved in 2007. A total of 2,088,126 shares of our common stock have been reserved for issuance under our Equity Incentive Plan.

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

          As of December 31, 2008, the number of stock options outstanding under our Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance, was as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,225,000	(1)	$1.02	863,126
Equity compensation plans not approved by security holders	1,242,463	(2)	$0.50	—

Total	2,467,463		$0.76	863,126

(1)	Represents options issued under our Equity Incentive Plan.

(2)	Represents warrants issued to placement agents in connection with financing transactions.

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

          Mr. Gonzalez earned a bonus of $85,000 in 2007 pursuant to his employment agreement as a result of our annual net revenues exceeding $5,000,000. He will be entitled to a $50,000 bonus if annual net revenues exceed $7,500,000 and an additional $50,000 bonus if annual net revenues exceed $10,000,000. Bonus payments are due within ten business days after the applicable net revenue level is exceeded and are structured on a plateau basis. In years subsequent to years during which these revenue levels are exceeded, no revenue based bonuses will be required to be made under the employment agreement.

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

          Our employment agreement with Caroline Gonzalez provides for an annual base salary of $150,000, subject to an increase to $165,000 if annual gross sales reach $10,000,000 or more, and $181,500 if annual gross sales reach $20,000,000 or more. If our annual gross sales reach $25,000,000 or more, Ms. Gonzalez’s salary will increase to $200,000 per annum and will be subject to annual increases of at least ten percent thereafter or as otherwise determined appropriate by our Board of Directors or the Compensation Committee of the Board. Ms. Gonzalez will be entitled to a $37,500 bonus for the initial instance of annual net revenues exceeding $7,500,000 and another if annual net revenues exceed $10,000,000 (50% of which is payable in cash and 50% of which must be applied to the exercise of options to acquire our Company stock). Each bonus payment is due within ten business days after the applicable net revenue level is exceeded. Ms. Gonzalez earned a $62,500 bonus in 2007. Ms. Gonzalez is entitled to a $600 per month automobile allowance

          Ms. Gonzalez’s employment agreement has a two year term which expires in April 2010 and provides for automatic successive one year terms unless either party provides a notice of termination 60 days prior to the expiration of the agreement. The provisions of Ms. Gonzalez’s agreement with respect to termination and severance are substantially similar to the provisions of Mr. Gonzalez’s agreement, except that Ms. Gonzalez is entitled to severance compensation equal to her prior year’s annual salary if we terminate her without Cause or if she terminates the agreement for cause.

          Our employment agreement with Jonathan Bergman provides for an annual base salary of $144,000, subject to an increase to $158,400 if annual gross sales reach $10,000,000 or more, and $172,240 if annual gross sales reach $20,000,000 or more. If our annual gross sales reach $25,000,000 or more, their salary will increase to $195,000 per annum and will be subject to annual increases of at least ten percent thereafter or as otherwise determined appropriate by our Board of Directors or the Compensation Committee of the Board. The bonus compensation payable to Mr. Bergman is identical to the bonus payments payable to Ms. Gonzalez under her employment agreement., and Mr. Bergman earned a bonus of $62,500 in 2007. The terms of the employment agreements between our Company and Mr. Bergman with respect to termination and severance compensation are identical to the agreement between Ms. Gonzalez and us. Mr. Bergman is entitled to a $600 per month automobile allowance

          Our employment agreement with W. Geoffrey Martin provides for an annual base salary of $120,000. Mr. Martin shall earn cash bonuses of $7,500, $10,000, $15,000 and $25,000 for our achievement of revenues of $7.5 Million, $10 Million, $15 Million and $25 million respectively.

          Mr. Martin’s employment agreement has a two year term which expires in March 2010 and provides for automatic successive one year terms unless either party provides a notice of termination 60 days prior to the expiration of the agreement. The provisions of Mr. Martin’s agreement with respect to termination and severance are substantially similar to the provisions of

Mr. Gonzalez’s agreement, except that Mr. Martin is entitled to severance compensation of $10,000 if we terminate him without Cause or if he terminates the agreement for cause.

          Our employment agreement with J.D. Gardner provides for an annual base salary of $156,000. Mr. Gardner shall be entitled to receive timeliness bonuses for each of the three quarterly reports on Form 10-Q or its equivalent filed by us with the SEC. In the case of reports on Form 10-Q filed on time without extension Mr. Gardner shall receive $5,000. Mr. Gardner shall also receive timeliness bonuses for each Annual Report on Form 10-K or its equivalent filed by the Company with the SEC. In the case of reports on Form 10-K filed on time without extension, the executive shall receive $5,000. In the case of reports filed on time within any extension period granted to the Company via filing of Form 12B-25 or its equivalent with the SEC, the executive shall receive $3,000. Mr. Gardner may only receive one bonus per SEC filing.

          Mr. Gardner’s employment agreement has a two year term which expires in March 2010 and provides for automatic successive one year terms unless either party provides a notice of termination 60 days prior to the expiration of the agreement. The provisions of Mr. Gardner’s agreement with respect to termination and severance are substantially similar to the provisions of Mr. Gonzalez’s agreement, except that Mr. Gardner is entitled to severance compensation of $25,000, $50,000 or ½ his then current salary if we terminate him without Cause or if he terminates the agreement for cause, in the first, second or third years of his contract respectively. Mr. Gardner is entitled to a $600 per month automobile allowance.

Director Compensation

          We did not pay any of our directors any cash compensation for serving as directors during 2008. The following table sets forth information with respect to compensation paid to members of our Board for services rendered as directors in 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason Gonzalez	$ —	$ —	$—		$ —	$ —	$ —	$—
Jack Jacobs	$ —	$ —	$3,100	(1)	$ —	$ —	$ —	$3,100	(1)
Martin McFeely	$ —	$ —	$3,100	(1)	$ —	$ —	$ —	$3,100	(1)
Robert Moe	$ —	$ —	$3,100	(1)	$ —	$ —	$ —	$3,100	(1)
Michael Ryan	$ —	$ —	$3,100	(1)	$ —	$ —	$ —	$3,100	(1)
Jay Russ	$ —	$ —	$1,900	(1,2)	$ —	$ —	$ —	$1,900	(1,2)

          (1) Represents compensation expense recorded with respect to the grant of options with respect to 5,000 shares of our common stock made in June 2008 with respect to all the above directors, and of 5,000 shares of our common stock made in December 2008 with respect to all the above directors except Jay Russ. The fair value of the June option issuance option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1 % and expected life of 10 years. The weighted average fair value of this option was $0.38 per share. The fair value of the December option issuance option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 2.5 % and expected life of 10 years. The weighted average fair value of this option was $0.24 per share. Directors are reimbursed for travel expenses incurred in connection with attendance at Board and committee meetings.

          (2) Jay Russ resigned from our Board of Directors in December 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 14, 2008, by each person who we know to beneficially own 5% or more of the 11,098,273 shares of our currently outstanding common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group. Except as indicated in the notes to the table, each of such stockholders maintains a business address at our headquarters at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755:

Name of Beneficial Owner	No. of Shares		Percentage of Shares Outstanding

Jason Gonzalez	3,401,474	(1)	30.3%
Caroline Gonzalez	3,401,474	(2)	30.3%
Michael Ryan	27,500	(3)	(5)
Colonel Jack Jacobs	17,500	(3)	(5)
Robert Moe	17,500	(3)	(5)
Martin McFeely	17,500	(3)	(5)
William Malenbaum	22,388		(5)
Jonathan Bergman	225,000	(3)	1.98%
J.D. Gardner	—		—
W. Geoffrey Martin	—		—
Enable Growth Partners L.P.	1,231,771	(4)	9.99%
Enable Opportunity Partners L.P.	1,231,771	(4)	9.99%
Pierce Diversified Strategy Master Fund, LLC	1,231,771	(4)	9.99%
Directors and officers as a group (8 persons) (2)(3)	3,728,862		32.6%

(1) Includes 637,500 shares beneficially owned or subject to immediately exercisable options owned by Mr. Gonzalez’s wife, Caroline Gonzalez. Mr. Gonzalez disclaims beneficial ownership of these shares.

(2) Includes 2,871,474 shares held by Ms. Gonzalez’s husband, Jason Gonzalez and 125,000 shares subject to immediately exercisable options. Ms. Gonzalez disclaims beneficial ownership of the shares owned by Mr. Gonzalez.

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

          This stockholder and its affiliates hold the following securities: (i) $3,294,000 principal amount original issue discount 5% secured convertible debenture acquired by Enable Growth Partners LP (“EGP”), an affiliate of Enable Opportunity Partners LP (“EOP”) and Pierce Diversified Strategy Master Fund LLC, ena. (“Pierce”), on November 30, 2007, initially convertible into 6,588,000 shares of our common stock; (ii) an immediately exercisable warrant to purchase 9,882,000 shares of our common stock at $.40 per share held by EGP; (iii) $366,000 principal amount original issue discount 5% secured convertible debenture acquired by EOP, an affiliate of EGP and Pierce, on November 30, 2007, initially convertible into 732,000 shares of our common stock; (iv) an immediately exercisable warrant to purchase 1,098,000 shares of our common stock at $.40 per share held by EOP; (v) $90,000 principal amount original issue discount 5% convertible debenture acquired by Pierce, an affiliate of EOP and EGP, on November 30, 2007, initially convertible into 180,000 shares of our common stock; and (vi) an immediately exercisable warrant to purchase 270,000 shares of our common stock at $.40 per share held by Pierce. Brendan O’Neil is the Chief Investment Officer of each of EGP, EOP and Pierce and, as such, has the power to direct the vote and disposition of these shares. Mr. O’Neil disclaims beneficial ownership of these shares.

Each of EGP, EOP and Pierce may be contacted at One Ferry Building Ste. 225, San Francisco, California.

(5) Less than one percent.

Item 13.	Certain Relationships and Related Transactions

          In 2008 Caroline Gonzalez our Chief Operating Officer loaned us $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan we have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2008 the outstanding balance on these accounts was $80,361.

          Under the terms of our Audit Committee Charter, any proposed transaction between us and a related party is subject to review and approval of the Audit Committee.

          Each of Michael Ryan, Col. Jack Jacobs, William Malenbaum and Robert Moe qualifies as an independent director under the standards of the American Stock Exchange. Jason Gonzalez and Marty McFeely are not considered independent under the same standard.

Item 14.	Principal Accounting Fees and Services

          The following table sets forth the aggregate fees billed to us by Sobel & Co., LLC, our independent auditors for 2008 and 2007.

	2008	2007
Audit Fees	$46,300	$85,611

Audit-Related Fees	42,053	—
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees	6,647	—

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of our financial statements included in our Forms 10-Q and Forms 8-K filed during the year ended December 31, 2008 and 2007 and the registration statement we filed with the Securities and Exchange Commission in December 2007. Before Sobel & Co. LLC was engaged by us to render its audit services, the engagement was approved by the Audit Committee of our Board of Directors.

We did not incur any fees associated with non-audit services to Sobel & Co., LLC relating to the years ended December 31, 2008 and December 31, 2007.

Item 15.	Exhibits, Financial Statement Schedules

          Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUAL MANAGEMENT SYSTEMS, INC.

Date: April 15, 2009	By:	/s/ Jason Gonzalez

	Name:	Jason Gonzalez
	Title:	Chairman and Chief Executive Officer

          KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Jason Gonzalez as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2009		/s/ Jason Gonzalez

	Name:	Jason Gonzalez
	Title:	President, Chief Executive Officer and Director

Date: April 15, 2009		/s/ J.D. Gardner

	Name:	J.D. Gardner
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Date: April 15, 2009		/s/ Michael Ryan

	Name:	Michael Ryan
	Title:	Director

Date: April 15, 2009		/s/ Jack Jacobs

	Name:	Jack Jacobs
	Title:	Director

Date: April 15, 2009		/s/ Martin McFeely

	Name:	Martin McFeely
	Title:	Director

Date: April 15, 2009		/s/ Robert Moe

	Name:	Robert Moe
	Title:	Director

Date: April 15, 2009		/s/ William Malenbaum

	Name:	William Malenbaum
	Title:	Director

Visual Management Systems, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Visual Management Systems, Inc. and Subsidiaries
Toms River, New Jersey

We have audited the accompanying consolidated balance sheets of Visual Management Systems Inc. and Subsidiaries (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations and changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visual Management Systems, Inc. and Subsidiaries at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sobel & Co., LLC

Certified Public Accountants
April 15, 2009
Livingston, New Jersey

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets

Current assets
Cash	$16,186	$707,025
Accounts receivable, net	230,339	296,447
Inventory	340,650	605,724
Prepaid expenses	177,450	23,931

Total current assets	764,625	1,633,127

Property and equipment - net	533,912	682,285
Capitalized software	180,115	—
Deposits and other assets	146,227	102,308
Investment in joint venture	5,000	—
Software-net	912,172	—
Deferred financing costs-net	1,089,322	1,851,091

Total Assets	$3,631,373	$4,268,811

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,708,861	$780,521
Accrued expenses and other current liabilities	2,312,843	627,445
Customer deposits	195,976	137,160
Sales tax payable	136,745	38,727
Bank line of credit	49,981	49,981
Short term notes payable	756,387	—
Current portion of long-term debt	100,738	347,539
Current portion of obligations under capital leases	110,212	30,700
Current portion of convertible notes payable (net of unamortized discount of $423,333)	4,870,667	208,333

Total current liabilities	10,242,410	2,220,406

Convertible notes payable	—	—
Long-term debt - net of current portion	234,248	2,818,334
Obligations under capital leases - net of current portion	13,500	346,509
Other long term liabilities	54,523	37,179
Commitments and contingencies

Stockholders’ deficit
Preferred stock	—	1
Common stock	10,808	7,379
Additional paid-in-capital	14,205,834	12,030,155
Accumulated deficit	(20,979,950)	(13,041,152)
Treasury stock, at cost	(150,000)	(150,000)

Total stockholders’ deficit	(6,913,308)	(1,153,617)

Total Liabilities and Stockholder’s Deficit	$3,631,373	$4,268,811

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2008 and 2007

	2008	2007

Revenues - net	$6,359,669	$6,315,622

Cost of revenues	3,550,470	3,392,995

Gross profit	2,809,199	2,922,627

Operating expenses	8,967,246	8,490,554

Loss from operations	(6,158,047)	(5,567,927)

Other (income) expenses
Debt conversion expense	—	796,084
Interest expense	1,833,500	3,420,634
Miscellaneous loss (income)	(52,749)	—

	1,780,751	4,216,718

Net loss	$(7,938,798)	$(9,784,645)

Deemed dividend on convertible preferred stock	$—	$635,582

Net loss applicable to commom stockholders	$(7,938,798)	$(10,420,227)

Per share data - basic and fully diluted	$(0.92)	$(1.57)

Weighted average number of common shares outstanding	8,666,715	6,646,751

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity (Deficiency)

								Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount

January 1, 2006
Balance before merger adjustments			4,000,000	4,000	3,850	$—	$(753)	$7,097

Issuance of stock-Wildon			5,000,000	5,000	—			5,000
Issuance of stock-Wildon			950,000	950	18,050			19,000
Issuance of stock-Wildon			4,300,000	4,300	81,700			86,000

			14,250,000	14,250	103,600
Reverse split			(12,214,266)	(12,214)	12,214			—
Shares retired in connection with merger			(476,429)	(476)	476			—

			1,559,305	1,559	116,291

Shares issued in connection with merger			5,218,000	5,218	4,231,218	(150,000)	(5,283,947)	(1,197,511)

Recapitalization in connection with the merger					(117,850)		753	(117,097)

	—	—	6,777,305	6,777	4,229,659	(150,000)	(5,283,947)	(1,197,511)

Issuance of common stock for consulting services (Aide)			100,000	100	(100)			—
Issuance of preferred stock	607	1			621,416			621,417
Issuance costs on preferred stock					(250,148)			(250,148)
Issuance of warrrants on preferred stock					894,232			894,232
Issuance of common stock to placement agent			71,600	72	(72)			—
Deemed dividend on preferred stock					635,582			635,582
								—
Stock compensation expense-July and August					130,661			130,661
								—
Net Loss-July and August							(1,841,012)	(1,841,012)

August 31, 2007			6,948,905	6,949	6,261,230	(150,000)	(7,124,959)	(1,006,779)

Issuance of common stock for services (Mirador)			100,000	100	389,900			390,000
								—
Stock compensation expense- September					277,831			277,831
								—
Net Loss							(880,418)	(880,418)

September 30, 2007			7,048,905	7,049	6,928,961	(150,000)	(8,005,378)	(1,219,366)

Issuance of preferred stock	9	—			9,430			9,430
Issuance costs on preferred stock					(2,300)			(2,300)
Issuance of warrrants on preferred stock					13,570			13,570
Issuance of common stock for services (Mercom)			30,000	30	61,470			61,500
Issuance of warrants to placement agent of convertible debt					1,588,391			1,588,391
Beneficial conversion feature on convertible debt					3,000,000			3,000,000
Conversion of debt to stock (Magaziner & Moscowitz)	—	—	300,000	300	325,740			326,040
								—
Stock compensation expense					104,893			104,893
								—
Net Loss							(5,035,774)	(5,035,774)
								—
								—
								—
								—
	—	—	—	—		—	—	—

December 31, 2007	616	1	7,378,905	7,379	12,030,155	(150,000)	(13,041,152)	(1,153,617)

Stock Compensation Expense					388,499			388,499

Issuance of stock for services			1,400,286	1,399	1,170,159			1,171,559
Stock payment for penalty and interest			359,134	359	299,836			300,195
Liquidated Damages			226,500	227	154,573			154,800
Warrant Exercises			310,952	311	124,611			124,922
Preferred Conversions	(181)	(1)	1,132,500	1,133	(1,132)			(1)
Issuance of warrants					39,133			39,133
Net Loss							(7,938,798)	(7,938,798)

December 31, 2008	435		10,808,277	10,808	14,205,834	(150,000)	(20,979,950)	(6,913,308)

See report of independent registered public accounting firm and notes to consolidated financial statements

Visual Managements Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net loss	$(7,938,798)	$(9,784,645)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,100,233	147,961
Revaluation of IDS investment	636,242	—
Non-cash interest expense	430,300	3,347,837
Bad debt expense	64,780	47,917
Accrued Rent Charge	144,869	—
Payment of stock for services	1,051,543	451,500
Stock-based compensation	388,499	980,938
Debt conversion expense	—	796,084
Accrued interest on debt penalty	1,125,000	—
Loss on disposition of assets (net)	249	—
(Increase) decrease in operating assets
Accounts receivable	1,328	39,354
Inventory	304,064	(439,576)
Prepaid expenses and other assets	(33,503)	(9,674)
Deposits and other assets	(43,920)	(43,984)
Increase (decrease) in operating liabilities
Accounts payable	928,340	(7,016)
Accrued expenses and other current liabilities	864,852	516,009
Sales tax payable	98,018	16,196
Customer deposits	58,816	—

Net cash used by operating activities	(819,088)	(3,941,099)

Cash flows from investing activities
Purchases of property and equipment	(59,394)	(99,471)
Capitalized software	(180,115)	—
Proceeds from disposition of assets	12,145	—
Investment in joint venture	(5,000)	—

Net cash used by investing activities	(232,364)	(99,471)

Cash flows from financing activities
Repayment of capital leases	(39,558)	(23,930)
Repayment of short term notes	(111,000)	—
Proceeds from convertible notes payable	—	2,676,674
Interest paid in stock	—	4,000
Net change in line of credit	—	3,284
Proceeds from long term debt and notes	—	666,000
Proceeds from the sale of common stock	—	871,230
Proceeds from the exercise of warrants	124,922
Proceeds from short term notes payable (net of $19,550 of issuance costs)	414,950	—
Repurchase of stock into treasury	—	(150,000)
Proceeds from the issuance of preferred stock, net of issuance costs of $250,148	—	1,286,200
Proceeds from shareholder loan	97,420
Principal repayments of long-term debt	(109,062)	(575,883)
Repayment of loans payable - stockholders	(17,059)	(10,943)

Net cash provided by financing activities	360,613	4,746,632

Change in cash	(690,839)	706,062

Cash
Beginning of period	707,025	963

End of period	$16,186	$707,025

	2008	2007

Supplemental Disclosure of Cash Flow Information

Issuance of a short term note to refinance existing long term note	267,192	—

Issuance of convertible note for IDS Acquisition for acquisition of software assets and net working capital	1,544,000	—

Issuance of note payable for IDS Acquisition	42,000	—

Increase in assets under capitalized leases	95,391	—

Cash paid for interest	97,008	29,002

Increase in inventory for reclassification from fixed assets	38,990	—

Increase in prepaid expenses associated with issuance of stock and debt for IR services	134,331	—

Deemed dividend on preferred stock	—	635,582

Decrease in accrued expenses for issuance of stock to pay liquidated damages	394,800	—

See report of independent registered public accounting firm and notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Description of Business Operations

          The accompanying consolidated financial statements have been prepared in accordance with the requirements of Form 10-K and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”.

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

Note 2. Going Concern and Management’s Plan

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the funding of expansion of the business at the expense of short term profitability. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of and for the year endeds December 31, 2008 and 2007, the Company had cash balances of $16,186 and $707,025, incurred a loss from operations of approximately $6,160,000 and $5,600,000 and a net loss applicable to common stockholders of approximately $7,940,000 and $10,400,000, respectively. The Company may incur additional losses for the foreseeable future and will likely need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as currently conceived. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

          The Company funded its operations during 2008 with the proceeds of the various financings it pursued during the year. These included the issuance of original issue discount notes yielding net proceeds of $414,950, the exercise of warrants yielding net proceeds of $124,922, and a shareholder loan yielding net proceeds of $80,361.

          The Company’s ability to continue in business depends upon the continued cooperation of its creditors, its ability to generate cash flow to meet its continuing obligations on a timely basis, its ability to further reduce costs and its ability to obtain additional financing. Current liabilities at December 31, 2008 were $10,242,410 and current assets were $764,625. The difference of $9,477,785 is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. At December 31, 2008, the Company was delinquent with respect to $546,400 of scheduled payments due under outstanding promissory notes and debentures, and the holders of these instruments have the right to demand payment of an aggregate of $6,916,442. The Company can give no assurance that it will raise sufficient capital to eliminate its working capital deficit or that its creditors will not seek to enforce their remedies against it, which include the imposition of insolvency proceedings. See “Note 17. Legal Proceedings.”

          The Company’s future operations pursuant it to its ongoing business plan are dependent upon management’s ability to either generate sufficient cash flow in excess of the items necessary to maintain operations as detailed above or find sources of additional capital. The Company needs to raise additional financing to continue to develop its proprietary technology, and re-establish and grow its sales force. Without the money to fund these components of the business the Company’s competitive position may never mature to a point where the business plan will be attainable, and further retrenchment of management’s plans may be necessary. If the Company is unsuccessful in obtaining such profitability, raising funds or additionally curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

Note 3. Significant Accounting Policies

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those that relate to the software, potential litigation and the estimated forfeitures of stock based compensation. It is reasonably possible that these estimates will change in the near term and such changes may be material.

Recent Accounting Pronouncements

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

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This statement is effective for the Company beginning in 2009.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

          The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Net Income (Loss) Per Share

          Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2008 and 2007 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for year ended December 31, 2008 and 2007. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 14,553,463 and 14,772,100 shares of common stock at December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances and trade receivables. Throughout the year the Company maintains cash balances in excess of insured limits. The Company does not require collateral from its customers.

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
Furniture and fixtures 7
Machinery and equipment 5 – 7
Vehicles 5
Leasehold improvements - Shorter of useful life or life of lease

          Expenditures for repairs and maintenance are charged to operations as incurred. Expenditures for betterments and major renewals greater than $1,000 are capitalized and, therefore, are included in property and equipment.

Intangible assets

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. The company performed a review of the fair value of the intangible assets at year end 2008 and identified an impairment of $636,242 was required to reflect fair value at December 31, 2008.

The fair value hierarchy defines the three levels as follows:

Level 1: Valuations based on quoted prices (unadjusted) in an active market that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3: Valuations based on unobservable inputs are used when little or no market data is available. The fair value hierarchy gives lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk (or other parties such as counterparty in a swap) in its assessment of fair value

The amount of $1,562,692 was assigned to intangible assets. The intangible assets consist of the DVR Software and Hybrid DVR Software and are being amortized over their estimated useful lives of 1 and 5 years respectively.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

	Fair Value Measurement Using:

	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total

DVR Software	—	—	$28,555	$28,555
Hybrid DVR Software	—	—	$1,534,137	1,534,137

Total	—	—	$1,562,692	$1,562,692

The intangible software assets were valued using the income method, using the company’s best estimates of future cash flows from the sales of the products including the software, a 40% tax rate and discount rates between 15 and 20%.

Intangible Assets	As of December 31, 2008

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*

DVR Software	$28,555	$28,555
Hybrid DVR Software	1,534,137	621,965

Total	$1,562,692	$650,520

*	includes amortization of $636,242 relating to fair value revaluation of intangible assets $14,277 and $621,965 associated with DVR software and Hybrid DVR software respectively.

Aggregate amortization expense for year ended 12/31/2008	$650,520

Estimated amortization expense for years ending:
2009	$182,435
2010	182,435
2011	182,435
2012	182,435
2013	182,432

Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. At December 31, 2008, the Company has capitalized $180,115 of software development costs relating to new products. There was no software development cost capitalized during the same period in 2007. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At December 31, 2008, the Hybrid DVR software products under development were not yet generally available to customers and as a result, there were no amortization charges in 2008.

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

Revenue Recognition

The Company generates revenues from the sale and installation of remote management loss prevention systems, and the distribution of equipment relevant to that business. Revenue is recognized at the time of the installation or for distributed products, when products have been shipped, risk of loss and title to the product transfers to the customer, the selling price is fixed and determinable and collectability is reasonably assured. Sales are shown net of sales tax assessed by governmental authorities in connection with customer purchases.

Warranty Reserve

The Company’s products are warranted against defects for twelve months following sale. The product manufacturer’s warranty is for the same 12 months. The Company reserves only for service costs incurred when performing warranty work. Costs incurred for warranty work is expensed in the period that the work is performed. Reserves for potential warranty claims are booked at the end of each quarter and based on the number of return calls to a customer for warranty work. The reserve is based on several factors including historical sales levels and the Company’s estimate of repair costs. Warranty reserves are made for a quarter, as that is the longest length of time it takes to effect repairs to items under warranty. At December 31, 2008 and 2007, the Company had $8,600 and $-0- accrued for warranty reserve. The charge for the years ended December 31, 2008 and 2007, was $9,400 and $800, respectively.

Advertising

Advertising costs are expensed as incurred and approximated $30,600 and $73,000 for the years ended December 31, 2008 and 2007 respectively.

Income Taxes

Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

Equity Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The Company established an allowance account for amounts deemed uncollectible and for anticipated credits. Such allowance amounted to $58,302 at December 31, 2008 and $47,916 at December 31, 2007.

Note 5. Inventory

Inventory, which consists of digital video recorders, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period. Currently we have no inventory reserve. We purchase the majority of our inventory for specific jobs, maintain approximately two months of inventory at any one time, and turn inventory six times a year. Operationally we do not allow our inventory to become obsolete, and in the rare case that an item becomes slightly aged, we have the ability to rework the item to realize a sale.

The Company’s inventory consisted of a total of $340,650, (approximately $50,000 of raw materials and $290,650 of finished goods) at December 31, 2008 as compared to a total of $605,724, ($66,000 of raw materials and $540,724 of finished goods) at December 31, 2007.

Note 6. Property and Equipment

The major classifications of the Company’s property and equipment at December 31, 2008 and December 31, 2007 are as follow:

	2008	2007

Computer Hardware and Software	$177,643	$153,217
Furniture and Fixtures	45,726	66,998
Machinery and Equipment	116,526	97,824
Vehicles	512,882	536,981
Leasehold Improvements	29,499	29,499

Total Cost	882,276	884,519
Accumulated Depreciation	(476,893)	(259,690)

Property and Equipment- net	$405,383	$624,829

Depreciation as a charge to operations amounted to $233,110 and $131,930 for the years ended December 31, 2008 and 2007 respectively.

The following table details equipment currently under capital lease:

Equipment Under Capital Lease	2008	2007

Computer Hardware and Software	$120,831	$24,991
Machinery and equipment	66,262	66,262

Total Cost	187,093	91,253
Accumulated Depreciation	(58,564)	(33,797)

Equipment Under Capital leases- net	$128,529	$57,456

Depreciation as a charge to operations amounted to $24,767 and $16,571 for the years ended December 31, 2008 and 2007 respectively.

Note 7. Capitalized Leases

Future minimum lease payments under non-cancelable capital lease obligations at December 31, 2008 were as follows:

Equipment leases - monthly payments range from $108 to $3,142 including interest between 11.2% and 16.1%

2009	$74,242
2010	51,537
2011	12,537
2012	—
2013	—

Total future minimum lease payments	138,316
Less: imputed interest	14,604

Present value of minimum lease payments	$123,712

Less Current Portion	$110,212

Capital Leases Net of Current Portion	$13,500

Note 8. Deferred Financing Costs

Costs associated with debt financing arrangements are capitalized and on a straight line basis over the life of the respective debt.

The following represents the company’s deferred financing costs:

Deferred Financing Costs	2008	2007

Balance at January 1	$1,851,091	$3,866
Additions	$27,176	$1,959,395
Amortization	$(788,945)	$(112,170)

Balance as of December 31	$1,089,322	$1,851,091

Accumulated amortization at December 31	$902,587	$113,642

Deferred financing cost additions in 2008 were for the costs associated with the issuance of debt, which are being amortized over a 9-12 month period, as compared to the $1,959,395 of additions in 2007 relating to the issuance of convertible debt, which are being amortized over a 30 month period.

Estimated future amortization expense for deferred financing costs over the next five years are estimated as follows:

	2009	2010	2011	2012	2013

Estimated future amortization of deferred financing costs	$769,140	$319,388	$768	$26	$—

Note 9. Income Taxes

The federal and state components of the provision for income taxes are as follows for December 31, 2008 and 2007 (in thousands):

	2008	2007

Provision (benefit) for income tax
Current:
Federal	$0	0
State and local	0	4

	0	4

Deferred:
Federal	0	0
State and local	0	0

		0

Provision for income taxes	$0	4

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred income tax assets:
Net operating loss	5,897	1,949
Reserves and accruals	$33	19
Stock based compensation	548	392
Charitable contributions	3	2
Amortization	450

Total deferred income tax assets	6,931	2,362

Deferred income tax liabilities:
Property, plant and equipment	20	10

Total deferred income tax liabilities	20	10

Net deferred income tax asset	6,911	2,352
Valuation allowance	(6,911)	(2,352)

Net deferred tax asset	$0	$0

The difference between tax expenses and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes as of December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Statutory rate applied to pre-tax income	$(2,699)	(3,327)
Add (deduct):
State income taxes, net of federal benefit	0	3
Other permanent items	485	1,329
Change in valuation allowance	2,214	1,999

Income taxes	$0	$4

The Company has net operating loss carryforwards of approximately $9.9 million. These losses will begin to expire in 2024. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater that 50 percentage point change in ownership occurs. In July 2007, the Company completed a reverse merger and in November 2007, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group, upon conversion, would become the beneficial owners of approximately 50% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carryforwards and other deferred tax assets for tax purposes will be limited annually under Code Section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect will reduce the amount of these loss carryforwards which the Company will be able to utilize to offset against future taxable income. A valuation allowance has been provided against the net deferred tax assets available due to the uncertainty of the Company’s ability to generate long-term taxable income. The Company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The Company has reviewed its corporate tax returns in an effort to search for tax positions that (on a more likely than not basis) would not be sustained if the Company were to undergo a tax audit. Based on the aforementioned procedures, the Company has concluded that there are no tax positions that (on a more likely than not basis) would not be sustained under a tax audit.

Note 10. Stockholder’s Equity

Exercise of Placement Agent Warrants

In August 2008 the Company issued 34,095 shares of its common stock to Brookshire Securities, Inc., its placement agent for its October 2007 Private Placement of Series A Convertible Preferred Stock. The stock was issued as the result of the cashless exercise of warrants to purchase shares of the Company’s common stock, issued to Brookshire Securities as placement agent compensation for that transaction.

Between August and September 2008 the Company sold 276,857 shares of its common stock upon the exercise of certain warrants to purchase shares of the Company’s common stock, originally issued to Kuhns Brothers, Inc., the placement agent for the Company’s November 2007 private placement of 5% senior secured convertible debentures. As a result of the transaction the Company received net proceeds of $124,922.

Conversion of Preferred Stock

Between September and November 2008 holders of shares of the Company’s Series A Convertible Preferred Stock converted 181.2 shares of the Series A Preferred Stock into 1,359,000 shares of the Company’s common stock.

Issuance of Equity Compensation to Mercom Capital Group, LLC

In May and November 2008 the Company issued a total of 150,286 shares of its common stock to Mercom Capital Group, LLC., with a total fair market value of based on the closing price of the Company’s stock on the date of share issuance of $92,808, as compensation for providing investor relations and public relations services to the Company. Per the terms of an agreement entered into between the Company and Mercom in November 2008, which superseded an earlier agreement between the parties to provide these services, Mercom shall be issued 10,000 shares per month on a quarterly basis, for the life of the agreement, which spans three months.

Issuance of Equity Compensation to Mirador Consulting, Inc.

In April 2008 the Company issued 600,000 shares of its common stock to Mirador Consulting, Inc. with a fair market value of $672,000 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The contract calls for Mirador Consulting, Inc. to provide said services through September, 2009.

Issuance of Equity Compensation to Wakabayashi Fund, LLC.

In August 2008 we issued 100,000 shares of its common stock to Wakabayashi Fund, LLC. with a fair market value of $126,000 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The contract calls for Wakabayashi Fund, LLC to provide said services through July, 2009.

Issuance of Equity Compensation to Glenwood Capital, Inc.

In August 2008 the Company issued 100,000 shares of its common stock to Glenwood Capital, Inc. with a fair market value of $70,000 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The contract calls for Glenwood Capital. to provide said services through August 2009, and may be renewed at the Company’s choice, but with a cash payment of $25,000 to Glenwood.

Issuance of Equity Compensation to Leesa Kaczmarzyk

In October and November 2008 we issued a total of 50,000 shares of its common stock to Leesa Kaczmaryzk, an individual, with a total fair market value of $26,250 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The agreement between the Company and Leesa Kaczmarzyk was terminated by the Company in 2008.

Issuance of Equity Compensation to Brookshire Securities Corp.

In October 2008 the Company issued 250,000 shares of its common stock to Brookshire Securities Corp., with a fair market value of $127,500 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The contract calls for Brookshire Securities, Inc. to provide said services through October, 2009

Issuance of Equity Compensation to Gilder Funding Corp.

In November 2008 the Company issued 150,000 shares of its common stock to Gilder Funding Corp., with a fair market value of $57,000 based on the closing price of the Company’s stock on the date of share issuance, as compensation for providing investor relations and public relations services to the Company. The contract calls for Gilder Funding Corp. to provide said services through November, 2009

Note 11. Warrants

Exercise of Placement Agent Warrants

In August 2008 the Company issued 34,095 shares of its common stock to Brookshire Securities, Corp., its placement agent for its October 2007 Private Placement of Series A Convertible Preferred Stock. The stock was issued as the result of the cashless exercise of warrants to purchase shares of its common stock, issued to them as placement agent compensation for that transaction, and resulted in no proceeds to the Company.

Between August and September 2009 the Company sold 276,857 shares of its common stock to holders of certain warrants to purchase shares of its common stock, originally issued to Kuhns Brothers, Inc., the placement agent for its November 2007 private placement of 5% senior secured convertible debentures. As a result of the transaction the Company received net proceeds of $124,922.

Re-pricing and Issuance of Warrants to Former Convertible Note Holder

In October 2008 the Company issued re-priced warrants to purchase 180,000 shares of its common stock at a price of $0.50 per share, to David Magaziner, a former investor in the Company’s convertible notes, in exchange for warrants to purchase a combined total of 180,000 shares of the Company’s common stock at prices of either $0.40 and $1.15, issued to him as part of the original Convertible Note transaction between him and Visual Management Systems Holdings, Inc, in March 2007.

Summary

The following table presents the Company’s 2008 and 2007 activity involving warrants to purchase shares of the common stock of the corporation.

	2008		2007

	Shares	Exercise Price (weighted average)	Shares	Exercise Price (weighted average)

Balance - beginning of year	13,537,600	$1.03	555,000	$1.25

Issuances	180,000	$0.50	13,537,600	$1.03
Inducements	—	—	581,400	$1.25
Exercises	(329,137)	$0.48	(1,136,400)	$1.25

Forfeitures	(60,000)	$0.40	—	—

Balance - end of year	13,328,463	$0.41	13,537,600	$1.03

Description	12/31/2008 Shares	Approx Remaining Term (Years)	Exercise Price (weighted average)	12/31/2007 Shares

Placement Agent	19,320	2.5	$0.40	71,600

Preferred Shareholders	616,000	2.5	$0.40	616,000

Bridge Note Investors	220,000	2.5	$0.48	100,000

Convertible Debt Holders	11,250,000	5.9	$0.40	11,250,000

Placement Agent	1,223,143	3.9	$0.50	1,500,000

	13,328,463	5.5	$0.41	13,537,600

Note 12. Stock Options

Visual Management System Equity Incentive Plan.

The Company adopted an Equity Incentive Plan (the “Plan”) in connection with its acquisition of Visual Management Systems Holding, Inc.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	2008		2007

Risk Free Rate of Return	4.00%		3.81%
Option lives	9.83	years	6.93	years
Annual Volatility	120%		124%
Forfeiture Rate	17%		6%

Issuance and re-pricing of Stock Options in June 2008.

In June 2008, the compensation committee of the Company’s board of directors determined that the existing employee options should be re-priced to current market values in order to provide appropriate incentives to employees. As a result, the existing employee options were re-priced from $2.50 to $0.40, which was the closing price of the Company’s common stock on the day preceding the committee’s action. A total of 880,000 options were re-priced. In connection with the re-pricing, the Company recorded an additional $37,292 of stock based compensation.

Also, in June 2008, the Company issued an aggregate of 503,500 10-year options to purchase shares of the common stock of Visual Management Systems, Inc. with an exercise price of $0.40 per share to directors, officers and employees of the Company, including 20,000 options issued to then member of the Board of Directors Jay Russ as a fee related to issuance of a note to the Russ & Russ PC Defined Benefit Pension Plan, of which Jay Russ is the primary beneficiary. Of these shares, excluding those options issued in relation to the Russ & Russ PC note, half vested one year from the grant date, and half vest two years from the grant date. The fair market value of these options upon issuance was $ 191,330. Amongst the employees receiving options under this issuance were J.D. Gardner our Chief Financial Officer, and W. Geoffrey Martin, who each received options to purchase 125,000 shares of the Company’s common stock.

Summary

The following table presents the Company’s 2008 and 2007 activity involving options to purchase shares of the common stock of the corporation.

	2008		2007
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price

Outstanding at January 1	1,234,500	$2.81	967,500	$2.50

Granted	546,500	$0.39	314,500	$3.67
Forfeited	556,000	$1.17	47,500	$2.50

Outstanding at December 31	1,225,000	$1.02	1,234,500	$2.81

Options Exercisable at December 31	746,750	$1.36	933,750	$2.89

Weighted average fair value of options granted during the year	$0.42		$2.82

The aggregate intrinsic value of outstanding and exercisable options to purchase shares at December 31, 2008 was $0.

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

Exercise prices	Shares Outstanding at 12/31/08	Weighted Avg Life	Weighted Avg Exercise Price	Exercisable at 12/31/08	Weighted Avg Exercise Price

$0.25	20,000	9.9	$0.25	—	$0.25
$0.40	1,017,500	7.8	$0.40	586,500	$0.40
$2.50	51,500	8.2	$2.50	24,250	$2.50
$3.00	18,000	4.1	$3.00	18,000	$3.00
$3.50	18,000	3.6	$3.50	18,000	$3.50
$5.00	50,000	3.7	$5.00	50,000	$5.00
$7.00	50,000	3.7	$7.00	50,000	$7.00

	1,225,000	7.4	$1.02	746,750	$1.36

The Company recognized compensation expense from the vesting of stock options of $388,499 and $980,938 for the years ended December 31, 2008 and 2007 respectively. The Company’s future compensation expense from these stock options was $123,281

Note 13. Financing Activity

Financing of the IDS Asset Purchase

In connection with the April 3, 2008 purchase of substantially all the assets of Intelligent Digital Systems, LLC. (the “Asset Purchase” and “IDS”). The Company issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of the Company’s common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the Company’s then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. The Company has agreed to register the shares issuable upon the conversion of the note for public resale.

As of December 31, 2008, $24,000 of payments were past due under the note issued to IDS. In April 2007, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Note 17. Legal Proceedings.”

Issuance of Original Issue Discount Notes

Between April and September 2008, the Company issued a series of original issue discount notes to individual investors (the “OID Notes”). The OID Notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008 totaling $86,500. The remaining notes bear maturities of between nine and 12 months, and come due in periods between January and September 2009. No payments have been made on any of the OID Notes since the October 2008 payment.

Re-issuance of Promissory Note

On June 10, 2008, the Company issued a promissory note (the “New Note”) in the principal amount of $267,192 to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Mr. Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by the Company to an individual lender in October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008. As further consideration for entering into the exchange transaction, the Company issued to Mr. Russ options to acquire 20,000 shares of the its common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share

Exercise of Placement Agent Warrants

In August 2008 the Company issued 34,095 shares of its common stock to Brookshire Securities, Inc., its placement agent for its October 2007 Private Placement of Series A Convertible Preferred Stock. The stock was issued as the result of the cashless exercise of warrants to purchase shares of the Company’s common stock, issued to them as placement agent compensation for that transaction, and resulted in no proceeds to the Company.

Between August and September 2008 the Company sold 276,857 shares of its common stock to holders of certain warrants to purchase shares of the Company’s common stock, originally issued to Kuhns Brothers, Inc., the placement agent for our November 2007 private placement of 5% senior secured convertible debentures. As a result of the transaction the Company received net proceeds of $124,922.

Loan from Chief Operating Officer

In 2008 Caroline Gonzalez the Company Chief Operating Officer loaned the Company $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan the Company has been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2008 the outstanding balance on these accounts was $80,361.

Note 14. Commitments and Contingencies

Office Leases

As of December 31, 2008, our corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet of office space expiring in January, 2011. Under the terms of the leases the Company pays monthly rent of approximately $4,000 per month. In an effort to reduce costs, we have ceased to utilize physical facilities in other states in which we operate We have included an accrual in these financial statements to reflect the total amounts due under the leases we have ceased to use.

For the year ended December 31, 2008, rent expense amounted to approximately $345,000, inclusive of rent accrued for the full term of the vacated facilities, amounting to $144,869. Rent expense for the year ended December 31, 2007 amounted to approximately $145,000.

The minimum annual rent Under non-cancelable leases for the periods subsequent to December 31, 2008, are as follows:

Year Ending December 31	Amount

2009	$138,214

2010	83,816

2011	22,566

$244,596

Employment Agreements

The Company has entered into the employment agreement’s with five of its executive level employees. Such agreements includes base salaries ranging from $120,000 to $185,000, expense reimbursements, Tiered bonus payments based on Financial and Non-Financial bench marks, and severance compensation in the event of termination without cause.

	2008	2007
Debt summary:

Bank line of credit	49,981	49,981

Short term notes payable:
Original issue discount notes (Net of $15,167) discount)	384,834	—
Short term note	267,192	—
Shareholder loan	80,361	—
Short term note-IDS	24,000	—

Total	756,387	—

Current portion of long term debt:
Short term note		250,000
Auto Loans	93,193	91,524
Chase Note	7,545	6,015

Total	100,738	347,539

Current portion of obligations under capital lease	110,212	30,700

Current portion of convertible notes payable:
Series A convertible debenture (net of discount of $423,333)	3,326,667	208,333
Unsecured convertible note (IDS)	1,544,000	—

Total	4,870,667	208,333

Long term debt:

Auto loans	204,131	308,812
Chase note	30,117	37,697

Total	234,248	346,509

Caitalized lease obligations	13,500	37,179

Chase Term Loan

The Company is party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2008 and 2007, $37,662 and $43,711, respectively, was outstanding under the loan agreement.

Auto Loans

The Company had $297,324 and $400,336 in principal balance on auto loans outstanding as of December 31, 2008 and 2007, respectively. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

Leased Equipment

The Company entered into operating leases in the ordinary course of business for office and warehouse space and equipment. The current outstanding debt of leased equipment is $123,712.

November 2007 Debentures

          On November 30, 2007, the Company entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants. This transaction as the Company November 2007 Private Placement. In this transaction, the company issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of common stock. The warrants expire in November 2014 and have an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

          Since January 1, 2008, the Company has been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 Private Placement. The Company has also been required to make monthly principal payments in the aggregate of $208,333 since November 2008. On August 28, 2008, the Company entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the Debenture Holders have:

          - waived the Company’s compliance with the provisions of the debentures which require us to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

          - waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would otherwise result in an adjustment to the conversion price of the debentures to $.40 per share;

          - waived certain provisions of the agreement pursuant to which the debentures were issued which restrict our ability to issue common stock and securities convertible into or exercisable for common stock;

          - waived all registration rights previously granted to the debenture holders with respect to the shares issuable upon the conversion of the debentures and exercise of the warrants issued to the debenture holders in connection with the transaction, provided that we do not fail to satisfy the current public information requirements under Rule 144(c) of the Securities Act of 1933 for a period of three (3) consecutive trading days or more. In the event of such a public information failure we will be required to file a registration statement covering the shares issuable upon the debentures and warrants and will be subject to monetary penalties if it fails to obtain and maintain the effectiveness of the registration statement.

           In consideration of the waivers and in lieu of (i) $250,000 of liquidated damages that the debenture holders alleged were owed as a result of the our failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, we agreed to issue shares of our common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures. We agreed to register the new shares for resale under the Securities Act of 1933, as amended. Failure to file and have the registration statement declared effective within a specified time frame would subject us to liquidated damages.

          The exercise price of the warrants was also adjusted to $.40 per share.

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for the debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009 and April 1, 2009 and were also not paid by the Company.

          The Company has not filed a registration statement in compliance with its August 2008 Amendment and Waiver Agreement, and have received no formal written waiver of such obligation; however the holders of the debentures have advised the Company that that they will not require it to file a registration statement.

          Non-payment of these amounts, and the failure to file an appropriate registration statement may be considered default events under the relevant agreements between the Company and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the Company by the holders. As a result of default, the holders have the right to demand payment of $4,875,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. At December 31, 2008, the Company has accrued $1,125,000, in connection with this default. The Company continues to communicate with the holders and is seeking a resolution to the potential default situation.

Financing of the IDS Asset Purchase

In connection with the April 3, 2008 purchase of substantially all the assets of Intelligent Digital Systems, LLC. (the “Asset Purchase” and “IDS”). The Company issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. The Company has agreed to register the shares issuable upon the conversion of the note for public resale.

As of December 31, 2008, $24,000 of payments were past due under the note issued to IDS. In April 2007, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Note 17. Legal Proceedings.”

Issuance of Original Issue Discount Notes

Between April and September 2008, the Company issued a series of original issue discount notes to individual investors (the “OID Notes”). The OID Notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008 totaling $86,500. The remaining notes bear maturities of between nine and 12 months, and come due in periods between January and September 2009. No payments have been made on any of the OID Notes since the October 2008 payment.

Re-issuance of Promissory Note

On June 10, 2008, the Company issued a promissory note (the “New Note”) in the principal amount of $267,192 to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Mr. Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by the Company to an individual lender in October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008. As further consideration for entering into the exchange transaction, the Company issued to Mr. Russ options to acquire 20,000 shares of the its common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share. See “Note 17. Legal Proceedings.”

Loan from Chief Operating Officer

In 2008 Caroline Gonzalez the Company’s Chief Operating Officer loaned the Company $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan the Company has have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2008 the outstanding balance on these accounts was $80,361.

Credit Facility

The Company had borrowings under the credit facilities listed below as of December 31, 2008 and 2007, respectively

	2008	2007

JP Morgan Chase	$49,981	$49,981

On October 4, 2006, the Company entered into a Business Creditlink agreement with JP Morgan Chase under which the Company was provided with a $50,000 line of credit. During the fourth quarter of 2006,the Company drew $50,000 for general corporate purposes.

Borrowings under the credit facilty are secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO.

A summary of our contractual obligations as of December 31, 2008 is as follows

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter

Chase Term Loan	$6,630	$7,140	$7,780	$8,477	$7,635	—

Auto Loans	$93,193	$73,809	$64,571	$52,311	$13,440	—

Leased Equipment	$64,014	$47,454	$12,244	—	—	—

Promissory Note	$267,192	—	—	—	—	—

November 2007 Debentures	$2,708,333	$1,041,667	—	—	—	—

Note 16. Related Party Transactions

See “Note 15. Commitments and Contingencies: Re-issuance of Promissory Note”

See “Note 15. Commitments and Contingencies: Loan from Chief Operating Officer”

          Marty McFeely a member of the Company’s Board of Directors, is also Chief Financial Officer of El Rancho foods, a customer of the Company.

Note 17. Legal Proceedings

          On March 27, 2009, the Company has served with a summons and a complaint in which it, the Company’s CEO Jason Gonzalez, the Company’s current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and its former CFO Howard Herman were named as defendants in a suit filed by Mr. Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, the Company’s restatement of financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the Plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the New Note. The Company believes that the Plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and intend to vigorously defend against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against us, payment of that judgment would have a material adverse effect on our financial condition and results of operations. The filing of this lawsuits, substantial reduces the likelihood of the Company ever receiving any return on its investment in its joint venture with IDS.

          The Company has been named as the defendant in a number of lawsuits pertaining to vendor lines of credit which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from $4,000 to $70,000. No individual lawsuit represents a substantial risk to the company, but taken in whole they could have a material adverse effect on the Company’s financial conditions and results of operations.

Note 18. Subsequent Events

Issuance of Equity Compensation to J.H. Darbie and Co., Inc.

          In January 2009, the Company issued 150,000 shares of its common stock to J.H. Darbie and Co., Inc. with a fair market value of $ 22,500 based on the closing price of the Company’s stock on the date of share issuance, as compensation for consulting services relating to an Investment Banking Agreement between the Company and J.H. Darbie, Co. Inc. That agreement terminated on February 28, 2009. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in connection with such transaction.

Issuance of Equity Compensation to John Whitman

          In February 2009, the Company issued 140,000 shares of the common stock to John Whitman, pursuant to the Company’s Equity Incentive Plan, with a fair market value of $7,000 based on the closing price of the Company’s stock on the date of share issuance, as compensation for management consulting services rendered to the Company pursuant to an Agreement between the Company and John Whitman. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in connection with such transaction.

Issuance of Series B Convertible Preferred Stock

          In April 2009, the Company issued 275 shares of its Series B Convertible Preferred Stock to 37 accredited investors for an aggregate purchase price of $275,000. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, in connection with such transaction.

INDEX OF EXHIBITS

Exhibit No.	Exhibits

2.1	Agreement of Merger and Plan of Reorganization among the Registrant, VMS Acquisition Corp. and Visual Management Systems Holdings, Inc. (1)

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc, Intelligent Digital Systems, LLC, IDS Patent Holding, LLC and Jay Edmond Russ (8)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	By-laws of Registrant. (3)

4.1	Equity Incentive Plan. (2)

4.2	Form of Warrants to purchase shares of Common Stock at a price of $3.50 per share. (2)

4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $2.50 per share. (5)

4.4	Form of Convertible Notes issued by Visual Management Systems Holding, Inc. in the aggregate principal amount of $150,000. (4)

4.5	Form of Warrant issued by Visual Management Systems Holding, Inc. with respect to an aggregate 200,000 shares of Visual Management Systems Holding, Inc. Common Stock. (4)

4.6	Securities Purchase Agreement by and among the Company and the investors identified therein, dated as of November 28, 2007. (5)

4.7	Form of 5% Secured Debenture. (5)

4.8	Form of Common Stock Purchase Warrant. (5)

4.9	Registration Rights Agreement executed by the Company and for the benefit of the holders of the 5% Secured Debentures. (5)

4.10	Form of Placement Agent Warrant. (5)

4.11	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC. (8)

10.2	Placement Agent Agreement by and among the Placement Agent named therein, the Company and Visual Management Systems Holding, Inc. (2)

10.3	Form of Lock Up Agreement between the Registrant and executive officers and certain stockholders. (2)

10.4	Form of Private Placement Subscription Agreement. (2)

10.5	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jason Gonzalez. (4)

10.6	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Howard Herman. (4)

10.7	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Caroline Gonzalez. (4)

10.8	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jonathan Bergman. (4)

10.9	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Kevin Sangirardi. (4)

10.10	Security Agreement dated November 30, 2007 executed by the Company and its subsidiaries for the benefit of the holders of the 5% Secured Debentures. (5)

10.11	Subsidiary Guaranty executed by the subsidiaries of the Company for the benefit of the holders of the 5% Secured Debentures. (5)

10.12	Letter of Intent between Visual Management Systems, Inc. and Intelligent Data Systems, LLC (6)

10.13	Placement Agent Agreement between the Company and Kuhns Brothers, Inc. (8)

10.14	Consulting Agreement dated as of April 3, 2008 between Visual Management Systems, Inc. and Jay Edmond Russ(8)

10.15	Operating Agreement of IDS Paten Holding, LLC effective as of April 2, 2008(8)

10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Paten Holding, LLC. (8)

10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC. (8)

21.1	Subsidiaries of issuer. (7)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007

(2)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006.

(4)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2008

(5)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

(6)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

(7)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2007.

(8)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008.