Form 10-Q
period 2009-03-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2009-05-15
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period________to________.

Commission File Number 333-133936

VISUAL MANAGEMENT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0634458
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1000 Industrial Way North, Suite C
Toms River, New Jersey 08755
(Address of principal executive offices)

(732) 281-1355
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during he preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 14, 2009, there were 35,669,277 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)

Assets
Current assets
Cash	$25,293	$16,186
Accounts receivable, net	182,159	230,339
Inventory	288,430	340,650
Prepaid expenses	122,583	177,450

Total current assets	618,465	764,625

Property and equipment - net	437,021	533,912
Capitalized software-net	171,110	180,115
Deposits and other assets	146,227	146,227
Investment in joint venture	5,000	5,000
Software-net	866,563	912,172
Deferred financing costs-net	895,536	1,089,322

Total Assets	$3,139,922	$3,631,373

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,740,381	$1,708,861
Accrued expenses and other current liabilities	2,338,139	2,312,843
Customer deposits	194,682	195,976
Sales tax payable	148,923	136,745
Bank line of credit	49,981	49,981
Short term notes payable	765,580	756,387
Current portion of long-term debt	165,335	100,738
Current portion of obligations under capital leases	101,773	110,212
Current portion of convertible notes payable	4,945,667	4,870,667

(net of unamortized discount of $348,333 and $498,333 for periods) ending March 31, 2009 and December 31, 2008, respectively)

Total current liabilities	10,450,461	10,242,410

Long-term debt - net of current portion	150,576	234,248
Obligations under capital leases - net of current portion	4,116	13,500
Other long term liabilities	54,523	54,523
Commitments and contingencies

Stockholders’ deficit
Preferred stock	—	—
Common stock	11,098	10,808
Additional paid-in-capital	14,279,994	14,205,834
Accumulated deficit	(21,660,846)	(20,979,950)
Treasury stock, at cost	(150,000)	(150,000)

Total stockholders’ deficit	(7,519,754)	(6,913,308)

Total Liabilities and Stockholder’s Deficit	$3,139,922	$3,631,373

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008

Revenues - net	$851,360	$1,577,309

Cost of revenues	405,878	843,113

Gross profit	445,482	734,196

Operating expenses	919,589	2,729,362

Loss from operations	(474,107)	(1,995,166)

Other (income) expenses
Interest expense	206,789	140,003
Miscellaneous loss (income)	—	305

	206,789	140,308

Net loss	$(680,896)	$(2,135,474)

Per share data - basic and fully diluted	$(0.06)	$(0.29)

Weighted average number of common shares outstanding	11,007,833	7,442,367

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008

Cash flows from operating activities
Net loss	$(680,896)	$(2,135,474)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	345,291	242,797
Liquidated damages revaluation	(114,135)	—
Non-cash interest expense	190,702	75,000
Bad debt expense	32,472	—
Payment of stock for services	34,100	690,000
Stock-based compensation	40,350	25,253
Gain/Loss on disposition of assets (net)	—	305
(Increase) decrease in operating assets
Accounts receivable	15,707	100,535
Inventory	52,221	18,118
Prepaid expenses and other assets	54,867	18,741
Deposits and other assets	—	11,500
Increase (decrease) in operating liabilities
Accounts payable	31,520	(75,447)
Accrued expenses and other current liabilities	25,296	345,651
Sales tax payable	(1,294)	39,509
Customer deposits	12,179	98,881

Net cash generated (used) by operating activities	38,380	(544,631)

Cash flows from investing activities
Purchases of property and equipment	—	(11,991)
Proceeds from disposition of assets	—	11,143

Net cash used by investing activities	—	(848)

Cash flows from financing activities
Repayment of capital leases	(7,330)	(8,905)
Principal repayments of long-term debt	(19,075)	(41,074)
Repayment of loans payable - stockholders	(2,868)

Net cash provided by financing activities	(29,273)	(49,979)

Change in cash	9,107	(595,458)

Cash
Beginning of period	16,186	707,025

End of period	$25,293	$111,567

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$16,393	$3,362

Cash paid for taxes	$313	$78

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements March 31, 2009

1.	Basis of Presentation and Nature of Business Operations

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC formerly known as Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2009 and the results of its operations for the three month period ended March 31, 2009 and 2008, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K.

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

Capitalized Software Development Costs

          Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. As of March 31, 2009, the Company has capitalized approximately $171,110 of software development costs relating to new products. There was no additional software development cost capitalized during the 3 months ended March 31, 2009.

          Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At March 31, 2009, the Hybrid DVR software products under development were generally available to customers and as a result, there were approximately $9,100 of amortization charges for the three months ended March 31, 2009 for those products.

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

Inventory

          Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of March 31, 2009, management does not believe any reserve is required.

          The Company’s inventory consisted of a total of approximately $288,430, (approximately $36,730 of raw materials and $251,700 of finished goods) at March 31, 2009 as compared to inventory of $340,650 (approximately $50,000 of raw materials and $290,650 of finished goods) at December 31, 2008.

2.	Going Concern

          The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, including a loss from operations of approximately $474,000 for the three months ended March 31, 2009 as compared to $1,995,000 for the same period in the prior year. The Company’s cash generated from operations was approximately $38,000 for the three months ended March 31, 2009 as compared to cash used for operations of approximately $545,000 for the same period in the prior year.

          These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to continue in business depends upon the continued cooperation of its creditors, its ability to generate cash flow to meet its continuing obligations on a timely basis, its ability to further reduce costs and its ability to obtain additional financing. Current liabilities at March 31, 2009 were $10,450,461 and current assets were $618,465. The difference of $9,831,996 is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. The Company can give no assurance that it will raise sufficient capital to eliminate its working capital deficit or that its creditors will not seek to enforce their remedies against it, which include the imposition of insolvency proceedings. See “Note 6. Legal Proceedings.”

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

November 2007 Debentures

          On November 30, 2007, the Company entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants. This transaction is known as the Company’s November 2007 Private Placement. In this transaction, the Company issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of common stock. The warrants expire in November 2014 and were issued wth an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

          Since January 1, 2008, the Company has been required to make quarterly payments of interest under the convertible debentures issued in the Company’s November 2007 Private Placement. The Company has also been required to make monthly principal payments in the aggregate of $208,333 since November 2008. On August 28, 2008, the Company entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the Debenture Holders have:

          - waived the Company’s compliance with the provisions of the debentures which require it to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

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

          - waived all registration rights previously granted to the debenture holders with respect to the shares issuable upon the conversion of the debentures and exercise of the warrants issued to the debenture holders in connection with the transaction, provided that the Company does not fail to satisfy the current public information requirements under Rule 144(c) of the Securities Act of 1933 for a period of three (3) consecutive trading days or more. In the event of such a public information failure the Company will be required to file a registration statement covering the shares issuable upon the debentures and warrants and will be subject to monetary penalties if it fails to obtain and maintain the effectiveness of the registration statement.

          In consideration of the waivers and in lieu of (i) $250,000 of liquidated damages that the debenture holders alleged were owed as a result of the the Company’s failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, the Company agreed to issue shares of the Company’s common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures. The Company agreed to register the new shares for resale under the Securities Act of 1933, as amended. Failure to file and have the registration statement declared effective within a specified time frame would subject us to liquidated damages. The Company has not filed a registration statement in compliance with its August 2008 Amendment and Waiver Agreement, and has received no formal written waiver of such obligation; however the holders of the debentures have advised the Company that that they will not require it to file a registration statement.

          The exercise price of the warrants was also adjusted to $.40 per share, pursuant to the terms of the Amendment and Waiver Agreement.

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for the debentures have become due. Each of these monthly redemption amounts totals $208,333 and have not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009 and April 1, 2009 and were also not paid by the Company.

          Non-payment of the amounts due under the debentures, and the failure to file an appropriate registration may be considered default events under the relevant agreements between the Company and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the Company by the holders. As a result of default, the holders have the right to demand payment of $4,875,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. At December 31, 2008, the Company has accrued $1,125,000 in connection with this default. The Company continues to communicate with the holders and is seeking a resolution to the potential default situation

Financing of the IDS Asset Purchase

          In connection with the April 3, 2008 purchase of substantially all of the assets of Intelligent Digital Systems, LLC (the “Asset Purchase” and “IDS”). The Company issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of the Company’s common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the Company’s then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share. The Company has agreed to register the shares issuable upon the conversion of the note for public resale.

          As of March 31, 2009, $24,000 of payments was past due under the note issued to IDS. In April 2009 IDS, and its principal member and former member of the Company’s Board of Directors Jay Russ, instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement with Jay Russ entered into in connection with the Asset Purchase. See “Note 6. Legal Proceedings.”

Promissory Note

          On June 10, 2008, the Company issued a promissory note (the “New Note”) in the principal amount of $267,192 to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Jay Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by the Company to an individual lender in October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008. As further consideration for entering into the exchange transaction, the Company issued to Mr. Russ options to acquire 20,000 shares of the its common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire principal amount of the New Note plus all accrued interest. See “Note 6. Legal Proceedings.”

4.	Acquisition of IDS Assets

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. The Company performed a review of the fair value of the intangible assets at year end 2008 and identified an impairment of $636,242 was required to reflect fair value at December 31, 2008.

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

Intangible Assets	As of March 31, 2009		As of December 31, 2008

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*	Gross Carrying Amount	Accumulated Amortization*
DVR Software	$28,555	$28,555	$28,555	$28,555
Hybrid DVR Software	1,534,137	667,574	1,534,137	621,965

Total	$1,562,692	$696,129	$1,562,692	$650,520

*

Includes impairment of $636,242 relating to fair value revaluation of intangible assets during 2008 and amortization of $45,609 associated with Hybrid DVR software charged to cost of goods sold during the three months ended March 31, 2009, and zero amortization during the same period in 2008.

Aggregate amortization expense for three months ended 3/31/2009	$45,609

Estimated amortization expense for years ending:
2009	$182,435
2010	182,435
2011	182,435
2012	182,435
2013	182,432

5.	Equity Based Compensation, Common Stock

Issuance of Equity Compensation to J.H. Darbie and Co., Inc.

          In January 2009, the Company issued 150,000 shares of its common stock to J.H. Darbie and Co., Inc. with a fair market value of $28,500 based on the closing price of the Company’s stock on the date of share issuance, as compensation for consulting services relating to an Investment Banking Agreement between the Company and J.H. Darbie, Co. Inc. That agreement terminated on February 28, 2009.

Issuance of Equity Compensation to John Whitman

          In February 2009, the Company issued 140,000 shares of the common stock to John Whitman, pursuant to the Company’s Equity Incentive Plan, with a fair market value of $5,600 based on the closing price of the Company’s stock on the date of share issuance, as compensation for management consulting services rendered to the Company pursuant to an Agreement between the Company and John Whitman.

6.	Legal Proceedings

          On March 27, 2009, the Company was served with a summons and a complaint in which the Company, its CEO Jason Gonzalez, the Company’s current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and the Company’s former CFO Howard Herman were named as defendants in a suit filed by Mr. Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, the Company’s restatement of financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the Plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the issuance of a note to Russ and Russ PC Defined Benefit Pension Plan. The Company believes that the Plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and intend to vigorously defend against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against the Company, payment of that judgment would have a material adverse effect on the Company’s financial condition and results of operations. The filing of this lawsuit, substantially reduces the likelihood of the Company ever receiving any return on the Company’s investment in the Company’s joint venture with IDS.

          The Company has been named as the defendant in a number of lawsuits pertaining to vendor lines of credit which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from $4,000 to $81,000. No individual lawsuit represents a substantial risk to us, but taken in whole they could have a material adverse effect on the Company’s financial conditions and results of operations.

7.	Subsequent Events

Issuance of Series B Convertible Preferred Stock

          In April and May 2009, the Company issued a total of 354 shares of its Series B Convertible Preferred Stock to 37 accredited investors for an aggregate purchase price of $354,000. Each share has a face value of $1,000 a liquidation preference of $1,000 per share and is convertible into shares of common stock at a conversion price of $0.005 per share. Also in April and May 2009, the holders of 102 shares of Series B Convertible Preferred Stock, converted their shares into 20,400,000 shares of the Company’s common stock.

Conversion of Series A Convertible Preferred Stock into Common Stock

          In May 2009 holders of shares of the Company’s Series A Convertible Preferred Stock converted 8 shares of the Series A Preferred Stock into 4,000,000 shares of the Company’s common stock.

Exercise of Warrants

In May, 2009 the holder of a warrant to purchase 180,000 shares of the company’s common stock, received as part of the Company’s March 2007 Convertible Note offering, exercised that warrant on a cashless basis, and was issued 171,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results and Operations

Results of Operations for the Three Months Ended March 31, 2009 and 2008

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues decreased approximately $727,000, or 54% to about $851,000 during the three months ended March 31, 2009, from approximately $1,577,000 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $437,000, or 48% to approximately $406,000 for the three months ended March 31, 2009, from approximately $843,000 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2008.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2009 decreased to approximately $445,000 from approximately $734,000 for the three months ended March 31, 2008, and gross profit as a percentage increased to 52% for the three months ended March 31, 2009 compared with 47% for the three months ended March 31, 2008. The increase in gross profit margin for the three months ended March 31, 2009 is a result of decreased material and labor costs as compared to the same period in 2008.

Operating Expenses

          Operating expenses decreased approximately $1,810,000 to approximately $920,000 for the three months ended March 31, 2009, from approximately $2,729,000 for the three months ended March 31, 2008.

          This decrease was primarily attributable to a decrease in finance and investor relations costs (approximately $860,000), charges for penalties relating to the lack of filing required registration statements, as required by certain agreements, and other general and administrative expenses (approximately $490,000), and a decrease in wages due to reduced headcount (approximately $460,000).

Interest Expense

          Interest expense for the three months ended March 31, 2009 increased to approximately $207,000, from about $140,000 in the three months ended March 31, 2008. The increase was primarily the result of (i) interest on amounts relating to late payments (approximately $45,000) and (ii) higher original issue discount amortization, totaling approximately $17,000.

Net Loss

          As a result of the items discussed above there was a net loss of approximately $681,000 for the three months ended March 31, 2009 compared with a net loss of approximately $2,135,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

          The Company’s financial statements are prepared on a going concern basis, which assumes that the Company will realize assets and discharge liabilities in the normal course of business. At March 31, 2009, the Company had cash of approximately $26,000, a working capital deficit of approximately $9,832,000, stockholders’ deficit of approximately $7,520,000, and an outstanding balance of long term debt of approximately $151,000 net of current maturities. In comparison, at December 31, 2008, the Company had cash and equivalents of approximately $16,000, a working capital deficit of approximately $9,478,000, an outstanding balance of long term debt of approximately $234,000, net of current maturities. the Company’s financial condition as of March 31, 2009 raises doubt as to the Company’s ability to continue the Company’s normal business operations as a going concern. If the Company is unable to put into effect certain plans, the Company may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities

          Net cash generated by operating activities was approximately $38,000 for the three months ended March 31, 2009 and cash used by operations was approximately $545,000 for the three months ended March 31, 2008. Cash generated during the three months ended March 31, 2009 was primarily the result of decreases in receivables of approximately $15,000, inventory of approximately $52,000 and prepaid expenses of approximately $55,000 and increases in accounts payable and accrued expenses totaling approximately $57,000, which were offset by the operating loss described above. For the three months ended March 31, 2008, cash used in operations was primarily a result of the operating loss incurred during the quarter offset by non cash operating expenses of approximately $1,033,000, decreases in receivables of approximately $101,000, inventory of approximately $18,000 and prepaid expenses of approximately $19,000 and increases in accounts payable and accrued expenses totaling approximately $270,000 and increases in customer deposits and sales tax payable of approximately $138,000.

Cash Flows from Investing Activities

          Net cash used in investing activities was zero in the three months ended March 31, 2009, as compared to approximately $850 during the three months ended March 31, 2009 which represented equipment purchases net of proceeds from an asset disposition for the corresponding period in 2008.

Cash Flows from Financing Activities

          Net cash used by financing activities was approximately $29,000 for the three months ended March 31, 2009 and approximately $50,000 for the three month period ended March 31, 2008. The cash used by financing activities was a result of payments on outstanding loans and capital leases during both periods.

          Cash increased from $16,186 at December 31, 2008 to $25,293 at March 31, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          The Company believes that the Company’s business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

          As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          The evaluation made by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation, and the effect of the controls on the information generated for use in this quarterly report and previous reports to the Commission. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures and to make modifications as necessary. the Company’s intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

          Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer identified a number of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included:

-

A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner.

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

          As a result of the material weaknesses described above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

Remediation of Material Weaknesses

          The Company intends to take action to hire additional staff, implement stronger financial reporting systems and software and develop the adequate policies and procedures with said enhanced staff to ensure all noted material weaknesses are addressed and resolved. However, due to cash flow constraints, the timing of implementing the above has not yet been determined, and may not be possible.

          The Company’s management does not expect that the Company’s disclosure controls or the Company’s internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

          During the quarter ended March 31, 2009, no changes were made that impacted internal control over financial reporting due to cash flow constraints.

          Sobel & Co., LLC was not required to and did not perform a review of the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Equity Compensation to John Whitman

          In February 2009, the Company issued 140,000 shares of the common stock to John Whitman, pursuant to the Company’s Equity Incentive Plan, with a fair market value of $5,600 based on the closing price of the Company’s stock on the date of share issuance, as compensation for management consulting services rendered to the Company pursuant to an Agreement between the Company and John Whitman. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 as amended, in connection with the issuance.

Conversion of Series A Convertible Preferred Stock into Common Stock

          In May 2009 holders of shares of the Company’s Series A Convertible Preferred Stock converted 8 shares of the Series A Preferred Stock into 4,000,000 shares of the Company’s common stock.

Issuance of Series B Convertible Preferred Stock

          In April and May 2009, the Company issued a total of 354 shares of its Series B Convertible Preferred Stock to 37 accredited investors for an aggregate purchase price of $354,000. Each share has a face value of $1,000 a liquidation preference of $1,000 per share and is convertible into shares of common stock at a conversion price of $0.005 per share. Also in April and May 2009, the holders of 102 shares of Series B Convertible Preferred Stock, converted their shares into 20,400,000 shares of the Company’s common stock. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933 as amended, in connection with the issuances.

Item 3. Defaults Upon Senior Securities

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

          Non-payment of these amounts, and the failure to file an appropriate registration may be considered default events under the relevant agreements between the Company and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the Company by the holders. As a result of default, the holders have the right to demand payment of $4,875,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. At March 31, 2009, the Company has accrued $1,125,000, in connection with this default. The Company continues to communicate with the holders and is seeking a resolution to the potential default situation

          The Company has not made a series of scheduled payments of amounts due to Intelligent Digital Systems, LLC (“IDS”) as part of the Company’s purchase of substantially all of IDS’s assets in April 2008, nor has the Company made a series of payments due as part of a related consulting agreement between the Company and IDS’s sole member Jay Russ, a former member of the Company’s board of directors. The Company is currently past due on $24,000 in payments owed to IDS, and past due to Jay Russ for consulting fees as of March 31, 2009 of $62,500.

          Non-payment of these amounts may be considered default events under the relevant agreements between the Company and IDS and the consulting agreement with Mr. Russ. As a result of default, IDS and Mr. Russ have commenced litigation against the Company seeking payment of the entire $1,544,000 principal amount of the note issued to IDS as primary compensation for its assets and all accrued and unpaid interest thereon, as well as payment of the aggregate $ 287,500 remaining due under the consulting agreement.

          On June 10, 2008, the Company issued a promissory note (the “Note”) in the principal amount of $267,192, with an interest rate of 10% per annum, to a pension plan formed for the benefit of Jay Russ. Pursuant to its terms, the Note came became due on December 10, 2008, but was not paid by the Company. Mr. Russ’ suit against the Company also includes claims demanding payment of this amount.

Item 4. Submission of Matters to a Vote of Security Holders

          On March 2009, the Board of the Directors of the Company (the “Board”) and holders of 7,025,106 shares of the Company’s outstanding common stock approved a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation which increased the number of authorized shares of the Company’s common stock from fifty million (50,000,000) to one billion (1,000,000,000).

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

Visual Management Systems, Inc.

(Registrant)

	By:	/s/ Jason Gonzalez

Jason Gonzalez
Chief Executive Officer
Dated: May 15, 2009

	By:	/s/ J.D. Gardner

J.D. Gardner
Chief Financial Officer
Dated: May 15, 2009