Form 10-Q
period 2009-06-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2009-08-19
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 18, 2009, there were 76,156,777 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (audited)

Assets
Current assets
Cash	$14,205	$16,186
Accounts receivable net	141,396	230,339
Inventory	196,403	340,650
Prepaid expenses	62,433	177,450

Total current assets	414,437	764,625

Property and equipment - net	383,220	533,912
Capitalized software-net	162,104	180,115
Deposits and other assets	146,227	146,227
Investment in joint venture	5,000	5,000
Software-net	820,955	912,172
Deferred financing costs-net	699,726	1,089,322

Total Assets	$2,631,669	$3,631,373

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,690,110	$1,708,861
Accrued expenses and other current liabilities	2,429,701	2,312,843
Customer deposits	79,067	195,976
Sales tax payable	144,875	136,745
Bank line of credit	49,148	49,981
Short term notes payable	726,139	756,387
Current portion of long-term debt	161,431	100,738
Current portion of obligations under capital leases	105,889	110,212
Convertible notes payable (net of unamortized discount of $273,333 and 423,333, respectively)	5,020,667	4,870,667

Total current liabilities	10,407,027	10,242,410

Long-term debt - net of current portion	133,398	234,248
Obligations under capital leases - net of current portion	—	13,500
Other long term liabilities	27,257	54,523
Commitments and contingencies

Stockholders’ deficit
Preferred stock	1	—
Common stock	68,757	10,808
Additional paid-in-capital	18,765,632	14,205,834
Accumulated deficit	(26,620,403)	(20,979,950)
Treasury stock, at cost	(150,000)	(150,000)

Total stockholders’ deficit	(7,936,013)	(6,913,308)

Total Liabilities and Stockholder’s Deficit	$2,631,669	$3,631,373

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Condensed Consolidated Statements of Operations For the Six and Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008

Revenues - net	$1,582,312	$3,212,825	$730,952	$1,635,516

Cost of revenues	811,120	1,653,496	405,242	810,383

Gross profit	771,192	1,559,329	325,710	825,133

Operating expenses	1,921,136	4,924,933	1,001,547	2,195,571

Loss from operations	(1,149,944)	(3,365,604)	(675,837)	(1,370,438)

Other (income) expenses
Interest expense	738,736	297,034	531,947	157,031
Miscellaneous loss (income)	330	305	330	—

	739,066	297,339	532,277	157,031

Net loss	$(1,889,010)	$(3,662,943)	(1,208,114)	$(1,527,469)

Deemed dividend on convertible preferred	3,751,443	—	3,751,443	—

Net Loss applicable to common stockholders	$(5,640,453)	$(3,662,943)	(4,959,557)	$(1,527,469)

Per share data - basic and fully diluted	$(0.24)	$(0.47)	$(0.14)	$(0.19)

Weighted average number of common shares outstanding	23,753,318	7,732,971	36,358,744	8,023,575

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities
Net loss	$(1,889,010)	$(3,662,943)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	641,309	484,597
Non-cash interest expense	483,430	173,451
Bad debt expense	32,472	—
Payment of stock for services	34,100	721,425
Stock-based compensation	64,182	207,331
Loss on disposition of assets (net)	4,522	305
(Increase) decrease in operating assets
Accounts receivable	56,471	91,582
Inventory	144,247	69,538
Prepaid expenses and other assets	115,017	8,046
Deposits and other assets	—	13,883
Increase (decrease) in operating liabilities
Accounts payable	(14,071)	332,181
Accrued expenses and other current liabilities	103,000	713,003
Sales tax payable	8,130	48,434
Customer deposits	(116,910)	96,970

Net cash used by operating activities	(333,111)	(702,197)

Cash flows from investing activities
Purchases of property and equipment	—	(54,043)
Capitalized software	—	(64,000)
Proceeds from disposition of assets	3,715	11,143
Investment in joint venture	—	(5,000)

Net cash provided from investing activities	3,715	(111,900)

Cash flows from financing activities
Repayment of capital leases	(7,330)	(24,885)
Repayment of short term notes	(29,500)	(68,000)
Proceeds from short term notes payable (net of $15,200 of issuance costs)	—	288,800
Proceeds from the issuance of preferred stock, net of issuance costs of $33,300	429,188	—
Repayment on bank line of credit	(833)
Principal repayments of long-term debt	(40,158)	(61,973)
Repayment of loans payable - stockholders	(23,952)	—

Net cash provided from financing activities	327,415	133,942

Change in cash	(1,981)	(680,155)

Cash
Beginning of period	16,186	707,025

End of period	$14,205	$26,870

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

	2009	2008

Supplemental Disclosure of Cash Flow Information

Issuance of a short term note to refinance existing long term note	—	267,192

Issuance of convertible note for IDS Acquisition for acquisition of software assets and net working capital	—	1,544,000

Issuance of note payable for IDS Acquisition	—	42,000

Increase in inventory due to IDS asset acquisition	—	20,123

Increase in assets under capitalized leases	—	95,391

Increase in accrued interest due to reclass from capitalized leases	10,493	—

Cash paid for interest	30,269	89,921

Increase in inventory for reclassification from fixed assets		38,990

Change in accrued expenses due to reclass from long term liabilities	(27,266)	—

Issuance of shares for liquidated damages penalty	1,900	—

Issuance of Preferred B shares for vendor payments	4,680	—

Issuance of Preferred B shares to reduce accrued wages	22,000	—

Issuance of Preferred B shares as a finders fee	4,000	—

Issuance of Preferred B shares to reduce shareholder loan	2,093	—

Issuance of Preferred B shares as compensation	5,000	—

Deemed dividend on convertible preferred	3,751,443	—

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

1.	Basis of Presentation and Nature of Business Operations

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., formerly known as Wildon Productions, Inc., and Visual Management Systems Holding, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC., formerly known as Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2009 and the results of its operations for the six and three month periods ended June 30, 2009 and 2008, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K.

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

Intangible assets

          Intangible assets acquired by the Company from Intelligent Digital System LLC as described in Note 4 have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142.

Capitalized Software Development Costs

          Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. As of June 30, 2009, the Company has capitalized approximately $180,000 of software development costs relating to new products. There was approximately $180,000 of software development cost capitalized as of December 31, 2008.

          Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At June 30, 2009, the Hybrid DVR software and DVR software products under development were generally available to customers and as a result, there were approximately $109,228 and $54,614 of amortization charges for the six and three months ended June 30, 2009 for those products. There was no amortization for the same periods in 2008.

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

Inventory

          Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of June 30, 2009, management does not believe any reserve is required.

          The Company’s inventory consisted of a total of approximately $196,400, (approximately $24,840 of raw materials and $171,560 of finished goods) at June 30, 2009 as compared to inventory of $340,650 (approximately $50,000 of raw materials and $290,650 of finished goods) at December 31, 2008.

New Accounting Pronouncements

          In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter. The adoption of FAS 168 will have no impact on our financial position or results of operations.

          In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have any impact on our financial position or results of operations.

          In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets - an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date. FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

2.	Going Concern

          The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, including a loss from operations of approximately $1,149,940 and $675,840 for the six and three months ended June 30, 2009 as compared to $3,365,600 and $1,370,440 for the same periods in the prior year. The Company’s cash used for operations was approximately $333,110 for the six months ended June 30, 2009 as compared to cash used for operations of approximately $702,200 for the same period in the prior year.

          These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to continue in business depends upon the continued cooperation of its creditors, its ability to generate cash flow to meet its continuing obligations on a timely basis, its ability to further reduce costs and its ability to obtain additional financing. Current liabilities at June 30, 2009 were approximately $10,407,000 and current assets were $414,400. The difference of $9,992,600 is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. The Company can give no assurance that it will raise sufficient capital to eliminate its working capital deficit or that its creditors will not seek to enforce their remedies against it, which include the imposition of insolvency proceedings. See “Note 6. Legal Proceedings.”

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

November 2007 Debentures

          On November 30, 2007, the Company entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants. This transaction is known as the Company’s November 2007 Private Placement. In this transaction, the Company issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of common stock. The warrants expire in November 2014 were issued with an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

          Since January 1, 2008, the Company has been required to make quarterly payments of interest under the convertible debentures issued in the Company’s November 2007 Private Placement. The Company has also been required to make monthly principal payments in the aggregate of $208,333 since November 2008. On August 28, 2008, the Company entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the debenture holders had:

          - waived the Company’s compliance with the provisions of the debentures which require it to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

          - waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would otherwise have resulted in an adjustment to the conversion price of the debentures to $.40 per share;

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

          The exercise price of the warrants was also adjusted to $0.40 per share, pursuant to the terms of the April 2008 Amendment and Waiver agreement.

          In March 2009, the Company and the holders executed an Amendment to the Securities Purchase Agreement from the November 2007 transaction which prevented anti-dilution provisions of the Debentures from taking effect in relation to the April 2009 issuance of Series B Convertible Preferred Stock by the Company.

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for the debentures have become due. Each of these monthly redemption amounts totals $208,333 and each have not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009, April 1, 2009 and July 1, 2009, and will also come due every three calendar months until May 2011, and were also not paid by the Company.

          In August 2009, the Company entered into an Amendment and Waiver Agreement with each of the holders of the debentures pursuant to which:

          - The Company’s default for past incidents of non-payment of interest and principal on the debentures was waived.

          - The total outstanding principal balance of the Debentures was increased from $3,750,000 to $4,083,742, representing the inclusion of accrued interest.

          - The conversion price of the Debentures was adjusted to $0.10 per share of the Company’s common stock. After January 1, 2010 the conversion price shall be the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 Trading Days immediately prior to the applicable Conversion Date, but in no case less than $0.00625.

          - The conversion price of warrants issued to the holders of the Debentures at the time of their original investment was adjusted to $0.12 per share.

Financing of the IDS Asset Purchase

          In connection with the April 3, 2008 purchase of substantially all the assets of Intelligent Digital Systems, LLC (the “Asset Purchase” and “IDS”), the Company issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. According to its terms, if not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest of 12%. The convertible note is convertible at the discretion of IDS into shares of the Company’s common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the Company’s then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof. The initial conversion price was $1.15 per share, but according to its terms has adjusted to $0.12 based on issuances of equity or equity equivalents subsequent to the issuance of the convertible note. The Company has agreed to register the shares issuable upon the conversion of the note for public resale.

          As of June 30, 2009, $24,000 of payments were past due under the note issued to IDS. In April 2009 IDS, and its principal member and former member of the Company’s Board of Directors, Jay Russ, instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement with Jay Russ entered into in connection with the Asset Purchase. See “Note 6. Legal Proceedings.”

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

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the carrying value of the assets or if a change in amortization period is required, as prescribed by SFAS 142. The Company performed a review of the fair value of the intangible assets at June 30, 2009 and determined no charge to amortization was required.

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

Intangible Assets	As of June 30, 2009		As of December 31, 2008
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*	Gross Carrying Amount	Accumulated Amortization

DVR Software	$28,555	$28,555	$28,555	$28,555
Hybrid DVR Software	1,534,137	713,182	1,534,137	621,965

Total	$1,562,692	$741,737	$1,562,692	$650,520

*

Includes impairment of $636,242 relating to fair value revaluation of intangible assets during 2008 and amortization of $91,217 and $45,609 associated with Hybrid DVR software charged to cost of goods sold during the six and three months ended June 30, 2009.

Aggregate amortization expense for six months ended 6/30/2009	$91,218

Estimated amortization expense for the 12 months ending June 30:
2009	$182,435
2010	182,435
2011	182,435
2012	182,435
2013	91,215

5.	Equity Based Compensation, Warrants to Purchase Common Stock

Issuance of Equity Compensation to Finders for Issuance of Series B Convertible Preferred Stock

          The Company has issued four shares of Series B Convertible Preferred Stock (included in the 500 total), 1,870,000 shares of Common Stock and warrants to purchase 5,510,000 shares of Common Stock at a range of exercise prices from $.04 to $0.13 per share, to finders in connection with the Company’s offering of Series B Convertible Preferred Stock.

6.	Legal Proceedings

          On March 27, 2009, the Company was served with a summons and a complaint in which the Company, its CEO Jason Gonzalez, the Company’s current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and the Company’s former CFO Howard Herman were named as defendants in a suit filed by Mr. Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, the Company’s restatement of financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the Plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the issuance of a note to Russ and Russ PC Defined Benefit Pension Plan. The Company believes that the Plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and intend to vigorously defend against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against the Company, payment of that judgment would have a material adverse effect on the Company’s financial condition and results of operations. The filing of this lawsuit substantially reduces the likelihood of the Company ever receiving any return on the Company’s investment in the Company’s joint venture with IDS.

          The Company has been named as the defendant in a number of lawsuits pertaining to vendor lines of credit and leases which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from approximately $4,000 to approximately $120,000. No individual lawsuit represents a substantial risk to the Company’s ongoing operations, but taken in whole they pose a potentially serious to the Company’s ongoing operations.

7.	Convertible Preferred Stock Transactions

          During April, May and June of 2009, the Company issued 500 shares of Series B Convertible Preferred Stock raising $462,488 less cash issuance costs of $33,300 for net proceeds of approximately $429,188. These shares are convertible into common shares at $0.005. As a result of this issuance, the Company recorded a deemed dividend of approximately $500,000.

          As a result of the issuance of the Series B Convertible Preferred Stock by the Company, certain securities previously issued by the Company had their effective conversions or exercise prices adjusted pursuant to the terms of the security. These included:

•	Adjustment of the conversion price of the Company’s Series A Convertible Preferred Stock, to $0.005 per share.

•

Adjustment of the exercise price of warrants to purchase common stock, issued to holders and former holders of Series A Convertible Preferred Stock, former holders of our March 2007 Convertible Notes and placement agent warrants issued to finders for the Series A Convertible Preferred Stock and the November 2007 Debenture issuances, to $0.005 per share.

•	Adjustment of the conversion price of the Unsecured Convertible Note issued to Intelligent Digital Systems, LLC to $0.12 per share.

          During May of 2009, 14 shares of Series A Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 7,000,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded a deemed dividend of approximately $573,300 for the excess of the fair value of the converted shares as compared to the carrying value of the preferred, net of dividends booked in prior periods.

          During April, May and June of 2009, 243 shares of Series B Convertible Preferred Stock were converted into common stock. The shares were converted at $0.005 and resulted in the issuance of 48,600,000 shares of common stock. In connection with the conversion, the Company recorded a deemed dividend of approximately $2,677,870 for the excess of the fair value of the converted shares as compared to the carrying value of the preferred, net of dividends booked in prior periods.

8.	Subsequent Events

Issuance of Convertible Notes

          In July 2009, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $23,500, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The convertible notes mature on various dates throughout January 2010.

          The Company’s financial statements for the quarter ended June 30, 2009 were issued on August 19, 2009. Management has determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

Conversions of Convertible Preferred Stock

          During July 2009, holders of 37 shares of Convertible Preferred B shares exercised their right to convert, resulting in the issuance of 7,400,000 shares of the Company’s common stock.

Amendment and Waiver Agreement

          In August 2009, the Company entered into an Amendment and Waiver Agreement with each of the holders of the November 2007 debentures pursuant to which:

          - The Company’s default for past incidents of non-payment of interest and principal on the debentures was waived.

          - The total outstanding principal balance of the Debentures, was increased from $3,750,000 to $4,083,742, representing the inclusion of accrued interest.

          - The conversion price of the Debentures was adjusted to $0.10 per share of the Company’s common stock. After January 1, 2010 the conversion price shall be the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 Trading Days immediately prior to the applicable Conversion Date, but in no case less than $0.00625.

          - The conversion price of warrants issued to the holders of the Debentures at the time of their original investment was adjusted to $0.12 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2009 and 2008

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues decreased approximately $1,630,500, or 51% to about $1,582,300 during the six months ended June 30, 2009, from approximately $3,212,800 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $842,400, or 51% to approximately $811,100 for the six months ended June 30, 2009, from approximately $1,653,500 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2008 offset by increased amortization of intangibles to cost of goods sold during 2009.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the six months ended June 30, 2009 decreased to approximately $771,190 from approximately $1,559,330 for the six months ended June 30, 2008, and gross profit as a percentage increased to 48.7% for the six months ended June 30, 2009 compared with 48.5% for the six months ended June 30, 2008.

Operating Expenses

          Operating expenses decreased approximately $3,003,800 to approximately $1,921,140 for the six months ended June 30, 2009, from approximately $4,924,930 for the six months ended June 30, 2008.

          This decrease was primarily attributable to a decrease in finance and investor relations costs (approximately $800,000), charges for penalties relating to the lack of filing required registration statements, as required by certain agreements, and other general and administrative expenses (approximately $1,000,000), and a decrease in wages due to reduced headcount (approximately $1,100,000).

Interest Expense

          Interest expense for the six months ended June 30, 2009 increased to approximately $738,740, from about $297,000 in the six months ended June 30, 2008. The increase of approximately $441,740 was primarily the result of (i) additional interest due to repricing of warrants relating to debt of approximately $310,000 and (i) interest on amounts relating to late payments of approximately $100,000 and (ii) higher original issue discount amortization, totaling approximately $30,000.

Net Loss

          As a result of the items discussed above there was a net loss of approximately $1,889,010 for the six months ended June 30, 2009 compared with a net loss of approximately $3,662,940 for the six months ended June 30, 2008. Net loss applicable to common stockholders for the six months ended June 30, 2009 was approximately $5,640,450 as a result of a deemed dividend relating to a beneficial conversion feature on convertible debt issued during the period of approximately $500,000 and $3,251,440 of a deemed dividend relating to conversions of convertible preferred stock during the six months ended June 30, 2009. Net loss applicable to common stockholders during the six months ended June 30, 2008 was approximately $3,662,940 as there were no deemed dividends during that period.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues decreased approximately $904,560, or 55% to about $730,950 during the three months ended June 30, 2009, from approximately $1,635,520 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $405,140, or 50% to approximately $405,240 for the three months ended June 30, 2009, from approximately $810,380 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2008.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended June 30, 2009 decreased to approximately $325,710 from approximately $825,130 for the three months ended June 30, 2008, and gross profit as a percentage decreased to 44.6% for the three months ended June 30, 2009 compared with 50.5% for the three months ended June 30, 2008. The decrease in gross profit margin for the three months ended June 30, 2009 is primarily the result of amortization of intangibles of approximately $54,000 during 2009.

Operating Expenses

          Operating expenses decreased approximately $1,194,020 to approximately $1,001,550 for the three months ended June 30, 2009, from approximately $2,195,570 for the three months ended June 30, 2008.

          This decrease was primarily attributable to decreased wages (approximately $640,000), charges for penalties relating to the lack of filing required registration statements, as required by certain agreements, and other general and administrative expenses (approximately $300,000), and a decrease in other general and administrative costs (approximately $200,000).

Interest Expense

          Interest expense for the three months ended June 30, 2009 increased to approximately $531,950, from about $157,000 in the three months ended June 30, 2008. The increase of $374,950 was primarily the result of (i) additional interest due to repricing of warrants relating to debt of approximately $310,000 and (i) interest on amounts relating to late payments (approximately $63,000).

Net Loss

          As a result of the items discussed above there was a net loss of approximately $1,208,110 for the three months ended June 30, 2009 compared with a net loss of approximately $1,527,470 for the three months ended June 30, 2008. Net loss applicable to common stockholders for the three months ended June 30, 2009 was approximately $4,959,560 as a result of a deemed dividend relating to a beneficial conversion feature on convertible debt issued during the period of approximately $500,000 and $3,251,440 of a deemed dividend relating to conversions of convertible preferred stock during the three months ended June 30, 2009. Net loss applicable to common stockholders during the three months ended June 30, 2008 was approximately $1,527,470 as there were no deemed dividends during that period.

Liquidity and Capital Resources

          The Company’s financial statements are prepared on a going concern basis, which assumes that the Company will realize assets and discharge liabilities in the normal course of business. At June 30, 2009, the Company had cash of approximately $14,200, a working capital deficit of approximately $9,992,600, stockholders’ deficit of approximately $7,936,010, and an outstanding balance of long term debt of approximately $133,400 net of current maturities. In comparison, at December 31, 2008, the Company had cash and equivalents of approximately $16,000, a working capital deficit of approximately $9,478,000, an outstanding balance of long term debt of approximately $234,000, net of current maturities. The Company’s financial condition as of June 30, 2009 raises doubt as to the Company’s ability to continue the Company’s normal business operations as a going concern. If the Company is unable to put into effect certain plans, the Company may be required to restructure, file for bankruptcy or cease operations.

          In August 2009, the holders of the Company’s 5% Senior Secured Convertible Debentures waived existing payment defaults under the Debentures in consideration of the Company’s agreement to increase the principal amount of the Debentures from $3,750,000 to $4,083,742, which represents the inclusion of accrued interest. See “Item 5. Other Information.”

Cash Flows from Operating Activities

          Net cash used by operating activities was approximately $333,110 for the six months ended June 30, 2009 compared to cash used by operations of approximately $702,200 for the six months ended June 30, 2008. Cash used during the six months ended June 30, 2009 was primarily the result of the operating loss and a reduction in customer deposits ($116,900) offset by decreases in receivables of approximately $56,500, inventory of approximately $144,250 and prepaid expenses of approximately $115,000 and increases in accrued expenses totaling approximately $103,000. For the six months ended June 30, 2008, cash used in operations of approximately $702,200 was primarily a result of the operating loss incurred during the quarter offset by non cash operating expenses of approximately $1,585,000, decreases in receivables of approximately $91,600, inventory of approximately $69,540 and prepaid expenses and deposits of approximately $22,000, increases in accounts payable and accrued expenses totaling approximately $1,045,200 and increases in customer deposits and sales tax payable of approximately $145,400.

Cash Flows from Investing Activities

          Net cash generated from investing activities was approximately $3,700 in the six months ended June 30, 2009 as a result of proceeds from asset sales, as compared to cash used by investing activities of $111,900 during the six months ended June 30, 2008 which represented equipment purchases and capitalized software costs net of proceeds from an asset disposition.

Cash Flows from Financing Activities

          Net cash generated from financing activities was approximately $327,410 for the six months ended June 30, 2009. The cash generated by financing activities for the current period was a result of the issuance of convertible preferred stock netting proceeds of approximately $429,190 offset by payments of approximately $100,940 on outstanding loans and capital leases. During the six months ended June 30, 2008, cash generated from financing activities of approximately $133,940 was primarily the result of proceeds from short term notes of $288,800 offset by payments of approximately $154,860 on outstanding loans and capital leases

          Cash decreased from $16,186 at December 31, 2008 to $14,205 at June 30, 2009.

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

          The evaluation made by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation, and the effect of the controls on the information generated for use in this quarterly report and previous reports to the Commission. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures and to make modifications as necessary. The Company’s intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

          Management has evaluated the effectiveness of internal control over financial reporting as of December 31 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

          As a result of the material weaknesses described above, the Company concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

          During the quarter ended June 30, 2009, no changes were made that impacted internal control over financial reporting due to cash flow constraints.

          Sobel & Co., LLC was not required to and did not perform a review of the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On June 26, 2009, the Company completed its private offering of Series B Convertible Preferred Stock, the initial closing of which occurred on April 1, 2009. A total of 500 shares of Series B Convertible Preferred Stock were issued in the offering, with total net proceeds to the Company of $429,188, after finder’s fees. Of the 500 shares of Series B Preferred Stock sold, 185 were purchased by members of the Company’s board of directors, officers, employees or other insiders of the Company. The shares of Series B Convertible Preferred Stock have a liquidation preference of $1,000 per share and are convertible into a number of shares of Common Stock determined by dividing the liquidation preference by the conversion price of $0.005 per share, which is subject to adjustment to protect against dilution under certain circumstances.

          The Company has issued four shares of Series B Convertible Preferred Stock (included in the 500 total), 1,870,000 shares of Common Stock, warrants to purchase 5,510,000 shares of Common Stock at a range of exercise prices from $.04 to $0.13 per share and pay cash fees in the aggregate amount of $33,300 to finders in connection with the offering. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and rule 506 thereunder in connection with the transaction detailed above.

          Proceeds from the offering were used to pay professional fees and working capital.

          In July 2009, the Company issued to unaffiliated investors convertible notes in the aggregate principal amount of $23,500 which bear interest at a rate of 12% per annum and are convertible into common stock at a price of $.01 per share. The notes become due in January 2010. The Company relied upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the notes.

Item 3. Defaults Upon Senior Securities

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for its 5% Senior Secured Convertible Debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008, January 1, 2009, April 1, 2009 and July 1, 2009 and were also not paid by the Company.

          The Company has not filed a registration statement in compliance with its August 2008 Amendment and Waiver Agreement with the holders of the debentures, and has received no formal written waiver of such obligation; however the holders of the debentures have advised the Company that that they will not require it to file a registration statement.

          Non-payment of these amounts and the failure to file an appropriate registration may be considered default events under the relevant agreements between the Company and the holders of the debentures. In August 2009, the holders of the debentures waived the existing payment defaults under the debentures. See “Item 5. Other Information” below. In the absence of the waiver, the holders have the right to demand payment of $4,875,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. At June 30, 2009 the Company has accrued $1,125,000, in connection with this default.

          The Company has not made a series of scheduled payments of amounts due to Intelligent Digital Systems, LLC (“IDS”) as part of the Company’s purchase of substantially all of IDS’s assets in April 2008, nor has the Company made a series of payments due as part of a related consulting agreement between the Company and IDS’s sole member Jay Russ, a former member of the Company’s board of directors. The Company is currently past due on $24,000 in payments owed to IDS, and past due to Jay Russ for consulting fees as of June 30, 2009 of $62,500.

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

Item 5. Other Information

          In August 2009, the Company entered into an Amendment and Waiver Agreement with each of the holders of its 5% Senior Secured Convertible Debentures pursuant to which:

          - The Company’s default for past incidents of non-payment of interest and principal on the Debentures was waived.

          - The total outstanding principal amount of the Debentures was increased from $3,750,000 to $4,083,742, representing the inclusion of accrued interest.

          - The conversion price of the Debentures was adjusted to $0.10 per share of the Company’s common stock. After January 1, 2010 the conversion price shall be the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 trading days immediately prior to the applicable conversion date, but in no case less than $0.00625.

          - The conversion price of warrants issued to the holders of the Debentures art the time of their original investment was adjusted to $0.12 per share.

Item 6. Exhibits

Exhibit No.	Exhibits

4.12	Form of 12% Convertible Note issued by Visual Management Systems, Inc. in the aggregate principal amount of $23,000

10.22	Amendment and Waiver Agreement between Visual Management Systems, Inc., and the holders of its 5% Senior Secured Debentures

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Visual Management Systems, Inc.

(Registrant)

	By:	/s/ Jason Gonzalez

Jason Gonzalez
Chief Executive Officer

Dated: August 19, 2009

	By:	/s/ J.D. Gardner

J.D. Gardner
Chief Financial Officer

Dated: August 19, 2009