Form 10-Q
period 2009-09-30
VISUAL MANAGEMENT SYSTEMS INC
filed 2009-11-23
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 23, 2009, there were 105,622,526 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets

Current assets
Cash	$11,222	$16,186
Accounts receivable, net	135,897	230,339
Inventory	142,960	340,650
Prepaid expenses	33,248	177,450

Total current assets	323,327	764,625

Property and equipment - net	338,414	533,912
Capitalized software-net	153,098	180,115
Deposits and other assets	146,227	146,227
Investment in joint venture	5,000	5,000
Software-net	775,346	912,172
Deferred financing costs-net	514,444	1,089,322

Total Assets	$2,255,856	$3,631,373

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,730,148	$1,708,861
Accrued expenses and other current liabilities	2,332,600	2,312,843
Customer deposits	75,865	195,976
Sales tax payable	151,488	136,745
Bank line of credit	46,649	49,981
Short term notes payable	726,557	756,387
Current portion of long-term debt	154,584	100,738
Current portion of obligations under capital leases	105,889	110,212
Current portion of convertible notes payable (net of unamortized discount of $198,333 and $423,333)	5,470,909	4,870,667

Total current liabilities	10,794,689	10,242,410

Convertible notes payable	—	—
Long-term debt - net of current portion	120,433	234,248
Obligations under capital leases - net of current portion	—	13,500
Other long term liabilities	27,257	54,523
Commitments and contingencies

Stockholders’ deficit
Preferred stock	1	—
Common stock	91,423	10,808
Additional paid-in-capital	19,959,030	14,205,834
Accumulated deficit	(28,586,977)	(20,979,950)
Treasury stock, at cost	(150,000)	(150,000)

Total stockholders’ deficit	(8,686,523)	(6,913,308)

Total Liabilities and Stockholder’s Deficit	$2,255,856	$3,631,373

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Nine and Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008

Revenues - net	$2,141,323	$4,992,691	$559,012	$1,779,866

Cost of revenues	1,124,257	2,785,996	313,137	1,132,500

Gross profit	1,017,066	2,206,695	245,875	647,366

Operating expenses	2,667,362	6,594,611	746,226	1,669,678

Loss from operations	(1,650,296)	(4,387,916)	(500,351)	(1,022,312)

Other (income) expenses
Interest expense	1,007,362	449,886	268,627	152,852
Miscellaneous loss (income)	5,361	(52,749)	5,031	(53,054)

	1,012,723	397,137	273,658	99,798

Net loss	$(2,663,019)	$(4,785,053)	$(774,009)	$(1,122,110)

Deemed dividend on convertible preferred	4,944,009	—	1,192,566	—

Net Loss applicable to common stockholders	$(7,607,028)	$(4,785,053)	$(1,966,575)	$(1,122,110)

Per share data - basic and fully diluted	$(0.18)	$(0.60)	$(0.02)	$(0.13)

Weighted average number of common shares outstanding	42,982,182	7,984,506	80,812,881	8,482,107

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	2009	2008

Cash flows from operating activities
Net loss	$(2,663,019)	$(4,785,053)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	925,131	752,384
Non-cash interest expense	566,689	323,217
Bad debt expense	56,136	—
Payment of stock for services	34,100	766,034
Stock-based compensation	71,543	311,059
Loss on disposition of assets (net)	9,553	249
(Increase) decrease in operating assets
Accounts receivable	38,306	12,409
Inventory	197,690	87,150
Prepaid expenses and other assets	144,201	(33,974)
Deposits and other assets	—	(45,637)
Increase (decrease) in operating liabilities
Accounts payable	26,952	749,166
Accrued expenses and other current liabilities	342,903	918,630
Sales tax payable	14,744	76,317
Customer deposits	(120,112)	135,508

Net cash used from operating activities	(355,183)	(732,541)

Cash flows from investing activities
Purchases of property and equipment	—	(59,394)
Capitalized software	—	(132,923)
Proceeds from disposition of assets	3,715	12,145
Investment in joint venture	—	(5,000)

Net cash used by investing activities	3,715	(185,172)

Cash flows from financing activities
Repayment of capital leases	(7,330)	(42,060)
Repayment of short term notes	(29,500)	(68,000)
Proceeds from convertible notes (net of $4,150 of issuance costs)	37,350	—
Proceeds from the exercise of warrants	—	124,922
Proceeds from short term notes payable (net of $15,200 of issuance costs)	—	480,261
Proceeds from the issuance of preferred stock, net of issuance costs of $33,300	429,188	—
Repayment on bank line of credit	(3,332)	—
Principal repayments of long-term debt	(59,968)	(85,437)
Repayment of loans payable - stockholders	(19,904)	—

Net cash provided by financing activities	346,504	409,686

Change in cash	(4,964)	(508,027)

Cash
Beginning of period	16,186	707,025

End of period	$11,222	$198,998

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Supplemental Disclosure of Cash Flow Information	2009	2008

Issuance of a short term note to refinance existing long term note	—	267,192

Issuance of convertible note for IDS Acquisition for acquisition of software assets and net working capital	—	1,544,000

Issuance of note payable for IDS Acquisition	—	42,000

Increase in inventory due to IDS asset acquisition	—	6,841

Increase in assets under capitalized leases	—	95,391

Increase in accrued interest due to reclass from capitalized leases	10,493	—

Cash paid for interest	30,269	89,921

Increase in inventory for reclassification from fixed assets	—	38,990

Change in accrued expenses due to reclass from long term liabilities	(27,266)	—

Increase in prepaid expenses assocaited with issuance of stock and debt for investor relations services	—	194,016

Decrease in accrued expenses for issuance of stock to pay liquidated damages	—	387,050

Issuance of shares for liquidated damages penalty	4,663	—

Issuance of Preferred B shares for vendor payments	4,680	—

Issuance of Preferred B shares to reduce accrued wages	22,000	—

Issuance of Preferred B shares as a finders fee	4,000	—

Issuance of Preferred B shares to reduce shareholder loan	2,093	—

Issuance of Preferred B shares as compensation	5,000	—

Deemed dividend on convertible preferred	4,944,009	—

Decrease in accrued expenses and accounts payable to adjust shareholder loan balance	(1,484)	—
Increase in Convertible Debt for interest and penalty	333,742	—

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

1.	Basis of Presentation and Nature of Business Operations

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., Visual Management Systems Holding, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC. formerly known as Visual Management Systems PDG, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2009 and the results of its operations for the nine and three month periods ended September 30, 2009 and 2008, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K.

          The Company designs and sells computer-based video protective technology solutions, including digital video recorders and other surveillance products. The Company is New Jersey-based and began operations in June 2003.

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

Intangible assets

          Intangible assets acquired by the Company from Intelligent Digital System LLC as described in Note 4 have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by FASB ASC 350-20-35.

Capitalized Software Development Costs

          Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in FASB ASC 985-20-25. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. As of September 30, 2009, the Company has capitalized approximately $180,000 of software development costs relating to new products. There was approximately $180,000 of software development cost capitalized as of December 31, 2008.

          Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At September 30, 2009, the Hybrid DVR software and DVR software products under development were generally available to customers and as a result, there were approximately $27,017 and $9,006 of amortization charges for the nine and three months ended September 30, 2009 for those products. There was no amortization for the same periods in 2008.

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

Inventory

          Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of September 30, 2009, management does not believe any reserve is required.

          The Company’s inventory consisted of a total of $142,960 (approximately $20,900 of raw materials and $122,060 of finished goods) at September 30, 2009 as compared to inventory of $340,650 (approximately $50,000 of raw materials and $290,650 of finished goods) at December 31, 2008.

New Accounting Pronouncements

          In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations and cash flows.

          In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. The adoption of this provision does not have a material effect on our financial position, results of operations and cash flows.

          In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have any impact on our financial position or results of operations. FAS 167 has not yet been codified.

          In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets - an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date. FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations. FAS 166 has not yet been codified.

          In October 2009, the FASB issued authoritative guidance in the form of Accounting Standards Update 2009-14 – Software (Topic 985) on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

          In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

          In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

          The FASB has issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables. This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption. Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed. We anticipate adopting ASU 2009-13 as of January 1, 2011 for new commercial revenue arrangements that fall within the scope of this Update. The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

2.	Going Concern

          The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, including a loss from operations of approximately $1,650,300 and $500,350 for the nine and three months ended September 30, 2009 as compared to $4,387,920 and $1,022,310 for the same periods in the prior year. The Company’s cash used for operations was approximately $355,180 for the nine months ended September 30, 2009 as compared to cash used for operations of approximately $732,540 for the same period in the prior year.

          These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to continue in business depends upon the continued cooperation of its creditors, its ability to generate cash flow to meet its continuing obligations on a timely basis, its ability to further reduce costs and its ability to obtain additional financing. Current liabilities at September 30, 2009 were approximately $10,794,690 and current assets were approximately $323,330. The difference of approximately $10,471,360 is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. The Company can give no assurance that it will raise sufficient capital to eliminate its working capital deficit or that its creditors will not seek to enforce their remedies against it, which include the imposition of insolvency proceedings. See “Note 6. Legal Proceedings.”

          The Company’s future operations pursuant it to its ongoing business plan are dependent upon management’s ability to either generate sufficient cash flow in excess of the items necessary to maintain operations as detailed above or find sources of additional capital. The Company needs to raise additional financing to continue to develop its proprietary technology, and re-establish and grow its sales and marketing efforts. Without the money to fund these components of the business the Company’s competitive position may never mature to a point where the business plan will be attainable, and further retrenchment of management’s plans may be necessary. If the Company is unsuccessful in obtaining such profitability, raising funds or additionally curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

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

          Since January 1, 2008, the Company has been required to make quarterly payments of interest under the convertible debentures issued in the Company’s November 2007 Private Placement. The Company has also been required to make monthly principal payments in the aggregate of $208,333 since November 2008. In August 2008, the Company entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the debenture holders have:

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

          In consideration of the waivers and in lieu of (i) $250,000 of liquidated damages that the debenture holders alleged were owed as a result of the Company’s failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, the Company agreed to issue shares of the Company’s common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures. The Company agreed to register the new shares for resale under the Securities Act of 1933, as amended. Failure to file and have the registration statement declared effective within a specified time frame would subject the Company to liquidated damages. The Company has not filed a registration statement in compliance with its August 2008 Amendment and Waiver Agreement, and has received no formal written waiver of such obligation; however the holders of the debentures have advised the Company that that they will not require it to file a registration statement.

          The exercise price of the warrants was also adjusted to $.40 per share, pursuant to the terms of the amendment and waiver agreement.

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for the debentures have become due. Each of these monthly redemption amounts totals $208,333 and each has not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009, April 1, 2009 and July 1, 2009, October 1, 2009 and were also not paid by the Company.

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

          The Company has made no payments to the holders of the Debentures since execution of the August 2009 Amendment and Waiver Agreement, and remains in communication with the holders towards the goal of obtaining a more long term solution to the Company’s non-payment.

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

          As of September 30, 2009, $24,000 of payments was past due under the note issued to IDS. In April 2009 IDS, and its principal member and former member of the Company’s Board of Directors, Jay Russ, instituted an action seeking to collect the entire $1,544,000 due under the note as well as $287,500 remaining due under the consulting agreement with Jay Russ entered into in connection with the Asset Purchase. See “Note 6. Legal Proceedings.”

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

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the carrying value of the assets or if a change in amortization period is required, as prescribed by FASB ASC 350-35-28. The Company performed a review of the fair value of the intangible assets at September 30, 2009 and determined no charge to amortization was required.

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

Intangible Assets	As of September 30, 2009		As of December 31, 2008
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*	Gross Carrying Amount	Accumulated Amortization

DVR Software	$28,555	$28,555	$28,555	$28,555
Hybrid DVR
Software	1,534,137	758,791	1,534,137	621,965

Total	$1,562,692	$787,346	$1,562,692	$650,520

*

Includes impairment of $636,242 relating to fair value revaluation of intangible assets during 2008 and amortization of $136,826 and $45,609 associated with Hybrid DVR software charged to cost of goods sold during the nine and three months ended September 30, 2009.

Aggregate amortization expense for nine months ended 9/30/2009	$136,825

Estimated amortization expense for the 12 months ending September 30:
2009	$182,435
2010	182,435
2011	182,435
2012	182,435
2013	45,606

5.	Equity Based Compensation, Warrants to Purchase Common Stock

          No equity based compensation was issued during the period covered by this report.

6.	Legal Proceedings

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

          The Company has been named as the defendant in a number of lawsuits pertaining to vendor lines of credit, service contracts and leases which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from approximately $4,000 to approximately $120,000. No individual lawsuit represents a substantial risk to the Company’s ongoing operations, but taken in whole they pose a potentially very serious risk to the Company’s ongoing operations.

7.	Convertible Security Transactions

Convertible Preferred Stock Conversions

          During July, August and September of 2009, 25.6 shares of Series A Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 12,800,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded a deemed dividend of approximately $780,262 for the excess of the fair value of the converted shares as compared to the carrying value of the preferred, net of dividends booked in prior periods.

          During July, August and September of 2009, 49 shares of Series B Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 9,800,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded a deemed dividend of approximately $412,304 for the excess of the fair value of the converted shares as compared to the carrying value of the preferred, net of dividends booked in prior periods.

Issuance of Convertible Notes

          In July and August 2009, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $41,500, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The Company recorded interest expense during the third quarter of $41,500 in connection with the beneficial conversion feature of these notes. The convertible notes mature on various dates throughout January 2010.

8.	Subsequent Events

          For the purposes of these financial statements, the Company has evaluated subsequent events occurring between the end of its fiscal quarter ended September 30, 2009 and November 23, 2009, which is the date these financial statements were issued.

Issuance of Convertible Notes

          In October and November 2009, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $60,000, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The convertible notes mature on various dates throughout October and November 2010.

Convertible Preferred Stock Conversions

          During July, October and November of 2009, 28 shares of Series A Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 14,000,000 shares of the Company’s common stock.

          During October of 2009, 1 share of Series B Convertible Preferred Stock was converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 200,000 shares of the Company’s common stock

Appointment of Chief Operating Officer

          On October 12, 2009, the Company’s Board of Directors appointed W. Geoffrey Martin its Chief Operating Officer. Mr. Martin previously served as the Company’s General Counsel, a role which he will continue to fill in addition to his new capacity. The Company’s former Chief Operating Officer was named Operations Manager for its Visual Management Systems, LLC subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine months Ended September 30, 2009 and 2008

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

           Net revenues decreased approximately $2,851,370, or 57% to about $2,141,320 during the nine months ended September 30, 2009, from approximately $4,992,690 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $1,661,740, or 60% to approximately $1,124,260 for the nine months ended September 30, 2009, from approximately $2,786,000 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2008 offset by increased amortization of intangibles to cost of goods sold during 2009.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the nine months ended September 30, 2009 decreased to approximately $1,017,070 from approximately $2,206,700 for the nine months ended September 30, 2008, and gross profit as a percentage increased to 47.5% for the nine months ended September 30, 2009 compared with 44.2% for the nine months ended September 30, 2008.

Operating Expenses

          Operating expenses decreased approximately $3,927,250 to approximately $2,667,360 for the nine months ended September 30, 2009, from approximately $6,594,610 for the nine months ended September 30, 2008.

          This decrease was primarily attributable to a decrease in finance and investor relations costs (approximately $800,000), charges for penalties relating to the lack of filing required registration statements, as required by certain agreements, and other general and administrative expenses (approximately $1,300,000), and a decrease in wage related costs due to reduced headcount (approximately $1,800,000).

Interest Expense

          Interest expense for the nine months ended September 30, 2009 increased to approximately $1,007,360, from about $449,890 in the nine months ended September 30, 2008. The increase of approximately $557,480 was primarily the result of (i) additional interest due to repricing of warrants relating to debt of approximately $290,000 and (ii) interest on amounts relating to late payments of approximately $200,000, (iii) interest relating to the beneficial conversion feature of convertible debt of $41,500 and (iv) higher original issue discount amortization, totaling approximately $30,000.

Net Loss

          As a result of the items discussed above there was a net loss of approximately $2,663,020 for the nine months ended September 30, 2009 compared with a net loss of approximately $4,785,050 for the nine months ended September 30, 2008. Net loss applicable to stockholders for the nine months ended September 30, 2009 was approximately $7,607,030 as a result of a deemed dividend relating to a beneficial conversion feature on convertible preferred stock issued during the period of approximately $4,944,010. Net loss applicable to stockholders during the nine months ended September 30, 2008 was approximately $4,785,050 as there were no deemed dividends during that period.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues decreased approximately $1,220,860, or 69% to about $559,010 during the three months ended September 30, 2009, from approximately $1,779,870 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $819,360, or 72% to approximately $313,140 for the three months ended September 30, 2009, from approximately $1,132,500 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2008.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended September 30, 2009, decreased to approximately $245,880 from approximately $647,370 for the three months ended September 30, 2008, and gross profit as a percentage increased to 44.0% for the three months ended September 30, 2009 compared with 36.4% for the three months ended September 30, 2008. The increase in gross profit margin for the three months ended September 30, 2009 is primarily the result of higher margin jobs completed in the current period.

Operating Expenses

          Operating expenses decreased approximately $923,450 to approximately $746,230 for the three months ended September 30, 2009, from approximately $1,669,680 for the three months ended September 30, 2008.

          This decrease was primarily attributable to a decreased wage related items due to lower headcount (approximately $600,000), charges for penalties relating to the lack of filing required registration statements, as required by certain agreements (approximately $100,000), and a decrease in other general and administrative costs (approximately $200,000).

Interest Expense

          Interest expense for the three months ended September 30, 2009 increased to approximately $268,630, from about $152,850 in the three months ended September 30, 2008. The increase of $115,780 was primarily the result of (i) additional interest due to beneficial conversion of convertible debt of approximately $41,500 and (ii) interest on amounts relating to late payments (approximately $90,000).

Net Loss

          As a result of the items discussed above there was a net loss of approximately $774,010 for the three months ended September 30, 2009 compared with a net loss of approximately $1,122,110 for the three months ended September 30, 2008. Net loss applicable to stockholders for the three months ended September 30, 2009 was approximately $1,966,580 as a result of a deemed dividend relating to a beneficial conversion feature on convertible preferred stock issued during the period of approximately $500,000 and $1,192,570 of a deemed dividend relating to conversions of convertible preferred stock during the three months ended September 30, 2009. Net loss applicable to common during the three months ended September 30, 2008 was approximately $1,122,110 as there were no deemed dividends during that period.

Liquidity and Capital Resources

          The Company’s financial statements are prepared on a going concern basis, which assumes that the Company will realize assets and discharge liabilities in the normal course of business. At September 30, 2009, the Company had cash of approximately $11,220, a working capital deficit of approximately $10,471,360, stockholders’ deficit of approximately $8,686,520, and an outstanding balance of long term debt of approximately $120,430 net of current maturities. In comparison, at December 31, 2008, the Company had cash and equivalents of approximately $16,000, a working capital deficit of approximately $9,478,000, an outstanding balance of long term debt of approximately $234,000, net of current maturities. The Company’s financial condition as of September 30, 2009 raises doubt as to the Company’s ability to continue the Company’s normal business operations as a going concern. If the Company is unable to put into effect certain plans, the Company may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities

          Net cash used by operating activities was approximately $355,180 for the nine months ended September 30, 2009 compared to cash used by operations of approximately $732,540 for the nine months ended September 30, 2008. Cash used during the nine months ended September 30, 2009 was primarily the result of the operating loss (net of non-cash operating expenses of approximately $1,653,600) and a reduction in customer deposits ($122,110) offset by decreases in receivables of approximately $38,310, inventory of approximately $197,690 and prepaid expenses of approximately $144,200 and decreases in accrued expenses totaling approximately $342,900. For the nine months ended September 30, 2008, cash used in operations of approximately $732,540 was primarily a result of the operating loss incurred during the quarter offset by non cash operating expenses of approximately $2,152,690, decreases in receivables of approximately $12,410, inventory of approximately $87,150 and increases in prepaid expenses and deposits of approximately $79,610, increases in accounts payable and accrued expenses totaling approximately $1,667,800 and increases in customer deposits and sales tax payable of approximately $211,820.

Cash Flows from Investing Activities

          Net cash generated from investing activities was approximately $3,700 in the nine months ended September 30, 2009 as a result of proceeds from asset sales, as compared to cash used by investing activities of $185,170 during the nine months ended September 30, 2008 which represented equipment purchases and capitalized software costs net of proceeds from an asset disposition.

Cash Flows from Financing Activities

          Net cash generated from financing activities was approximately $346,500 for the nine months ended September 30, 2009. The cash generated by financing activities for the current period was a result of the issuance of convertible preferred stock and convertible notes netting aggregate proceeds of approximately $466,540 offset by payments of approximately $116,700 on outstanding loans and capital leases. During the nine months ended September 30, 2008, cash generated from financing activities of approximately $409,690 was primarily the result of proceeds from short term notes of $480,260 offset by payments of approximately $195,500 on outstanding loans and capital leases

          Cash decreased from $16,186 at December 31, 2008 to $11,222 at September 30, 2009.

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

          The evaluation made by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation, and the effect of the controls on the information generated for use in this quarterly report and previous reports to the Commission. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures and to make modifications as necessary. The Company’s intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

          During the quarter ended September 30, 2009, no changes were made that impacted internal control over financial reporting due to cash flow constraints.

          Sobel & Co., LLC was not required to and did not perform a review of the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In July and August 2009, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $41,500, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The convertible notes mature on various dates throughout January 2010. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder in connection with the transaction detailed above.

          During July, October and November of 2009, 28 shares of Series A Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 per share and resulted in the issuance of 14,000,000 shares of the Company’s common stock. During October of 2009, one share of Series B Convertible Preferred Stock was converted into common stock. These shares were converted at $0.005 per share and resulted in the issuance of 200,000 shares of the Company’s common stock. The Company relied upon the exemptions provided by Section 3(a)(9) of the Securities Act of 1933,as amended, in connection with making such issuances.

Item 3. Defaults Upon Senior Securities

          On the first day of each month since December 1, 2008 the Company’s monthly redemptions of principal for the debentures have become due. Each of these monthly redemption amounts totals $208,333 and each has not been paid by the Company. Additional redemption payments will also come due on the first day of each calendar month until May 2011.

          Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $46,875 also came due on October 1, 2008 January 1, 2009, April 1, 2009 and July 1, 2009, October 1, 2009 and were also not paid by the Company.

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

          The Company has made no payments to the holders of the Debentures since execution of the August 2009 Amendment and Waiver Agreement, and remains in communication with the holders towards the goal of obtaining a more long term solution to the Company’s non-payment.

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

Visual Management Systems, Inc.

(Registrant)

	By:	/s/ Jason Gonzalez

Jason Gonzalez
Chief Executive Officer
Dated: November 23, 2009

	By:	/s/ J.D. Gardner

J.D. Gardner
Chief Financial Officer
Dated: November 23, 2009