Form 10-K
period 2009-12-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2010-04-15
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009

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

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	((Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2010 was approximately $1,417,000.

The number of shares outstanding of the registrant’s Common Stock as of April 13, 2010 was 146,112,526

VISUAL MANAGEMENT SYSTEMS, INC.

i

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

          Visual Management Systems, Inc. was incorporated in the State of Nevada in March 2004. Our company was originally named Wildon Productions, Inc. On July 17, 2007, we acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc., a New Jersey corporation, in connection with the merger of our wholly owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, we changed our name to Visual Management Systems, Inc. and affected a 1-for-7 reverse stock split of our common stock in connection with our acquisition of Visual Management Systems Holding, Inc. described below. From incorporation until our acquisition of Visual Management Systems Holding, Inc., we were an exploration stage company primarily engaged in the acquisition and exploration of mineral properties. Upon the completion of the acquisition, we succeeded to the business of Visual Management Systems Holding, Inc., that of a security integrator focusing primarily on video products and relocated our principal executive offices to those of Visual Management Systems Holding, Inc. at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755. The telephone number at our principal executive offices is (732) 281-1355.

          On April 3, 2008, we purchased substantially all the assets of Intelligent Digital Systems, LLC (“IDS”). IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Since this purchase the focus of our business has switched from integrating and installing surveillance video systems, to designing and manufacturing surveillance video systems for resale by others, but our original business line persists as a portion of our current business.

          In February 2010 our management proposed to our Board of Directors that we change our name from Visual Management Systems, Inc. to Intelligent Product Development Group, Inc. The Board approved the proposal, and we will be submitting the matter to a shareholder vote in the near future.

(b)	Overview of Business

          We provide electronic security solutions to businesses, governmental entities and individuals through the design, manufacture, sale and installation of digital surveillance systems that enable users to proactively manage their businesses, and secure their homes or campuses with easy video data retrieval and live viewing from anywhere in the world. Our management believes that there is a lucrative and underserved market for electronic security technology through the use of digital recording and video transmission to remote locations and corporate offices.

          We design, manufacture and sell digital, hybrid and network video recording devices (“DVRs, HVRs and NVRs”) to end-user and reseller customers. We currently manufacture and sell several lines of products. Our principal lines are the “TrueHybrid” enterprise digital, hybrid and network video recorder, the “Flex TH” plug and play wireless video recorder, and the legacy “Virtual Manager” line of DVRs. We also resell cameras and surveillance system accessories.

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

Video Surveillance Systems

          Our primary business is the design, manufacture and sale of CCTV surveillance systems to resellers. We also sell these surveillance systems and provide installation services directly to end-users. Our surveillance systems enable end-users to manage their business through data retrieval and view their businesses live from anywhere in the world. The primary components that we use in our video surveillance systems include:

•

Digital, Hybrid and Network Video Recorders: Our enterprise DVR, NVR and Hybrid product lines are comprised of custom configurations of surveillance hardware and software systems based on our proprietary, wholly owned TrueHybrid Surveillance Platform. These system display from 4—128 different sources depending on hardware configuration. We also continue to resell and service DVRs based on our former principal suppliers product line.

•

Wireless Video Recorders: Our Flex TH line of plug and play, wireless NVR products are based on a refinement of our proprietary TrueHybrid technology, and are capable of accepting between 2 and 6 channels of wireless IP video, while installation that only involves supplying power to the unit.

•

Surveillance Cameras: We use a variety of cameras in the traditional video surveillance systems we sell directly to customers, and supply a similar selection of cameras to our dealer and distribution customers when required. Cameras can be either IP or analog, and are configured to serve a multitude of different applications, such as indoor/outdoor, low light/IR, wireless or wired etc. Our Flex TH line uses wireless IP cameras exclusively, which we currently source from a small number of preferred providers.

Digital Video Recorders, Network Video Recorders

          Since their introduction in 1995, DVRs have been overtaking time-lapsed VCRs as the primary recording mechanism in commercial surveillance, and more recently NVRs and Internet Protocol (IP) based cameras have begun to replace analog systems and cameras due to the potential for superior image quality and the ability to transmit images via the Internet over long distances.

          DVR and NVR systems have historically been available as software systems or hardware systems. Software based DVRs and NVRs are simply software programs which run on personal computers. They are cost effective and operate on readily available, easily serviced PC-platform computers; however, image quality often suffers and digital video recording places a significant strain on a computers resources. This strain can cause premature failure of primary computer components and can cause other parts of the computer to function slowly or cease functioning. Software DVRs and NVRs are generally not suitable for business class security applications.

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

          Given the relative strengths and weaknesses of software based and hardware based DVRs and NVRs, we believe that the best choice for consumers is a DVR or NVR which incorporates both types of technologies. We use hardware-based video capture cards in our DVRs and Hybrid Recorders which process video from analog cameras, and a software based platform for the dedicated NVRs which utilize no analog video. The result is a dedicated security computer. The use of removable hard disk drives for storage flexibility and components that are readily available, inexpensive and easy to service provides a PC-based security system that can grow with a business.

          We build our DVRs and NVRs to very specific standards. Each DVR or NVR is built from tested, proven components and is driven by Microsoft Windows® software and is customized to perform optimally based on a system designed by our staff. All of our custom-built DVRs and NVRs offer record-on-motion capabilities as well as continuous, alarm-triggered or combination settings. Data is easy to retrieve by date and time and can be reviewed at user-controlled speeds and with up to sixteen simultaneous feeds on screen at once. Live video can be viewed via central monitoring software which supports up to 100 simultaneous feeds.

          Standard features of our DVRs and NVRs include:

●	Live remote viewing

●	Motion and frames per camera are addressable per camera

●	Access to recorded data by date and hour

●	Alarm notification by e-mail, phone or IP-alert

●	All functions are username and password protected

●	Video motion sensor and built-in motion detector mode

●	Uninterrupted recording

Other features that we make available include:

●	High resolution digital color cameras per system design

●	Flat panel LCD monitors for on-site viewing

●	Unlimited Access RMS software licenses

●	Long-term service contracts

Sales and Marketing

          We market and sell our surveillance systems through a small inside sales force, and a larger network of independent dealers and distributors. We are always looking for opportunities with new dealers, and plan to evaluate the market for our products throughout 2010 to determine the best distribution opportunities.

          We use various methods to market and sell our products and services, including direct sales efforts, personal consultations, sponsorships, attendance at exhibitions and trade shows, advertisements in industry journals, public relations and direct mail solicitation. Business is also obtained through competitive bid processes and referrals.

          Our pricing strategies are based upon gross margin targets calculated to cover parts and manufacturing/other labor, software development costs, and a profit margin.

Service

          A strong service and maintenance capability is an important element in maintaining good customer relations and low attrition, and is an important revenue generating activity for us.

          For our installed systems we offer one and three year service contracts as well as paid extensions of existing service contracts and takeover programs for equipment formerly serviced by other companies which no longer provide service to a particular client. Service is typically provided by our staff or subcontracted through partner companies such as dealers of our DVR and NVR products or structured cabling companies.

          For our products resold by dealers or distributors, we warranty and service our enterprise products in a fashion similar to our installed products, and service manufacturers warranties and provide technical support for our self-installed systems.

Suppliers

          We acquire the components for our video surveillance systems and DVRs and NVRs through various suppliers, including Ingram Micro, UDP and PurePower. We choose not to align ourselves with any one supplier so that we can recommend the best solutions for our customers. Substantially all of the components that we use are readily available from multiple sources.

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

          We believe that the market for video surveillance systems is highly fragmented among a small number of larger providers and a broad array of small companies. We believe that the small to mid-size business market, and the residential market are underserved and plan to exploit opportunities in these sectors.

Competition

          The security industry is highly competitive. We compete on a local and regional level with a small number of major firms and many smaller companies in the installed surveillance system space, and nationally in the direct to distributor space. We compete primarily on the design, features and reliability of our products and the quality of our service. Certain of our competitors have greater name recognition and financial resources than us. We may also face competition from potential new entrants into the security industry or increased competition from existing competitors that may attempt to develop the ability to offer the full range of services that we offer. We believe that competition is based primarily on the ability to deliver solutions that meet a client’s requirements at a competitive price compared to the professional grade security industry. Our competitors in the installed system space include Vector Security, American Sentry Guard, ADT Security Services, Ltd. (a division of Tyco International) and Sonitrol, Inc. Our competitors in the direct to dealer space include Aventura, Bosch, Milestone and others. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors who are larger or better capitalized.

Product Development

          Product development is an ongoing process for our company. We continuously attempt to develop new product lines, learn different disciplines and integrate products and programs into our offerings to add new value for our customers.

          We experiment with new hardware and software technologies regularly. We sample systems to integrate with our existing products as well as new stand-alone technologies. Our newest DVR and NVR ventures include enterprise grade systems capable of capturing and recording at 4000 CIF and streaming at 2000 CIF, and adaptation of NVR technology to small scale residential use. We are energetically expanding into the IP space based on customer interest in improved image quality and flexibility. We believe that our company is breaking new ground in providing professional quality wireless NVR technology to small business and residential users.

          Our near-term future plans include the release of an all new engine for our main product line with markedly superior performance, replacement of our client/server based remote viewer with a web based platform and additional layers of integration with third-party products and services. With the implementation and use of the products and services that we provide there are a multitude of potential support services available for sale. These include, but are not limited to virtual guard tours, mystery shoppers, loss prevention observation reporting, risk management and mitigation, facilities insurance programs, two-way access patrols, video alarm verification, off-hours facility monitoring, etc.

          To further our product development efforts, we are actively seeking companies, technologies and patents we can acquire and adopt to strengthen our offerings and complete our product suites. Acquisition efforts are focused on installation capacity, product lines, software development and copyrighted or patented technology that can have an immediate impact on revenues and profit growth.

          In connection with the purchase of substantially all the assets of IDS (the “Asset Purchase”), we entered into a joint venture with IDS to obtain approval of certain patent applications formerly held by IDS that are relevant to our industry which have been assigned to the joint venture. The joint venture has granted us an exclusive license to use the technology which is the subject of the patent applications in the manufacture, distribution, integration and installation of digital video surveillance devices for the security industry. If the patents are ultimately issued, the joint venture will seek to promote and market the technology underlying the patent applications, and will pursue claims against any parties potentially infringing on the protected technology. Each of IDS and us has a 50% interest in the joint venture. Due to a breakdown in the relationship between us and the former management of IDS, we are not currently prosecuting the patent applications and the full value of this investment may never be realized. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

          We have a wide range of customers. They include small, medium and large-sized businesses, residences, office buildings, manufacturing, warehousing and other classes of commercial operations, and distributors and dealers of various descriptions. Our customers are individuals, private and public companies and government entities. We typically classify customers as corporations, individuals or government as described below.

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

          As this middle level client is the core for our business model, we continue to enhance marketing programs in this sector. We offer incentives for referrals to other businesses in the group and plan to remain innovative as we proceed. Our corporate clients include:

•	El Rancho Foods

•	Briad Group (TGI Friday restaurants)

•	Penn State University

•	Clearview Cinemas

•	KCP Foods US (Sarku Japan restaurants)

Individuals

          We service many types of “individual” customers. Some individuals request residential service, but most own a single location or a small business. To date, we have experienced limited demand for our installed systems in residential applications due to increased costs of installation.

          We believe that successful development of a lean residential NVR system based on our TrueHybrid technology platform utilizing easy to install wireless cameras will allow us to further penetrate this market. The Flex TH product is in current roll out, and we believe it will provide previously unavailable surveillance options to cost sensitive residential users.

Government

          In 2009 we had a limited number of governmental customers. Most were on a smaller scale and represented existing relationships which were leveraged to add new equipment or which required service to maintain existing equipment.

Employees

          As of April 14, 2010, we had approximately 20 employees. We believe that our relationship with our employees is satisfactory and we have not suffered any labor problems since inception.

Item 1(A)	Risk Factors

We have a limited operating history, which limits the information available to you to evaluate our business, and we continue to experience operating losses.

We began our operations in June 2003. We incurred net losses of $4,116,683 and $7,938,798 during the years ended December 31, 2009 and 2008, respectively. The losses were attributable, in part, to a substantial decrease in revenue due to the downturn in the larger economy, and the reduction in our sales staff combined with an established overhead cost base which could not be reduced at the same rate that revenues declined and non-cash charges attributable to conversions of debt to equity. There is limited operating and financial information to evaluate our historical performance and our future prospects and our independent registered public accounting firm has modified their opinion on our financial statements for the year ended December 31, 2009 with a note regarding our ability to continue as a going concern. We face the risks and difficulties of a growth company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that we will achieve future profitability and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

We have limited liquid resources and are in default of certain obligations.

          As noted above, our independent registered public accounting firm has modified their opinion on our financial statements for the year ended December 31, 2009 with a qualification which raises substantial doubt about our ability to continue as a going concern. Our ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate cash flow to meet our continuing obligations on a timely basis and our ability to obtain additional financing. Current liabilities at December 31, 2009 were approximately $11.3 million and current assets were approximately $0.2 million. The difference of approximately $11.1 million is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. At December 31, 2009, we were delinquent with respect to approximately $3,200,000 of scheduled payments due under outstanding promissory notes and debentures, and the holders of these instruments have the right to demand payment of an aggregate of approximately $7,200,000 At December 31, 2009 we were also delinquent approximately $76,000 in federal payroll taxes, approximately $35,000 in state payroll taxes, approximately $145,000 in state sales taxes and approximately $87,000 in obligations to our employee retirement accounts, exclusive of estimated penalties and interest, which have been accrued. We can give no assurance that we will raise sufficient capital to eliminate our working capital deficit or that our creditors will not seek to enforce their remedies against us, which include the imposition of insolvency proceedings. See “Item 3. Legal Proceedings.”

The current general economic downturn has resulted in reduced demand for our products and services and, if this downturn continues it may substantially impact our ability to achieve our business plan, or remain in business.

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

Our access to the financing we rely on to stay in business has been severely limited by the decline in the availability of credit in the larger economy.

As part of our business model we rely on access to financing from traditional financial institutions and vendor lines of credit. The recent decline in the availability of credit - caused by the difficulties facing the world banking system in its entirety - has severely limited our ability to properly manage our cash flows. In 2009 we had essentially no access to credit. As a result we have been forced to adjust our relationship with several vendors, and in some cases cease doing business with them completely. We have accumulated substantial balances with some suppliers of credit. In some cases lawsuits have been filed against us by vendors seeking immediate payment, and in many cases resolution of those lawsuits will require additional spending of our limited cash resources.

Our future growth is largely dependent upon our ability to achieve our new business plan and develop new technologies that achieve market acceptance with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to successfully pursue our new business plan of surveillance software designer and manufacturer. To do this we must identify emerging technological trends in our target end-markets; develop and maintain competitive products; enhance existing products by adding innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as management anticipates. The failure of our technologies or products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

We face intense competition from other providers of similar products and services.

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

If we are unable to generate on our own the necessary funds for the further development and growth of our business, we may be required to seek additional capital. This will depend on a number of factors, including, but not limited to: (i) our ability to successfully market our products and services; (ii) the growth and size of the security industry; (iii) the market acceptance of our products and services; and (iv) our ability to manage and sustain the growth of our business. In 2009 our shareholders and our Board of Directors increased the authorized shares of our common stock from Fifty Million (50,000,000) to One Billion (1,000,000,000), and we issued shares of Series B Convertible Preferred Stock with an initial conversion price of $.005 per share. If we need to raise additional capital, it may not be available on acceptable terms, or at all. Our failure to obtain required capital would have a material adverse effect on our business. If we issue additional equity securities in the future, you could experience further dilution or a reduction in priority of your securities.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the adoption of the Sarbanes-Oxley Act of 2002. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are delayed in complying or unable to comply with Sarbanes-Oxley’s internal control requirements, we may experience delay in obtaining the independent accountant certifications that the Sarbanes-Oxley Act requires smaller publicly traded companies commencing for fiscal years ending on or after June 15, 2010, to obtain or may not be able to obtain those certifications at all.

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

          As of December 31, 2009, we had 129,262,526 shares of common stock outstanding. As a result of our convertible preferred and convertible debt securities that have not converted at December 31, 2009, up to an additional 241 million shares are issuable upon conversion, and an additional 20,000,000 shares of common stock are issuable at exercise prices between $.005-.013 under outstanding warrants. In August 2009 we entered into a waiver with the holders of our 5% convertible secured debentures adjusting their conversion price from $0.40 per share to $0.10 per share. After January 1, 2010 the conversion price of the debentures is the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 Trading Days immediately prior to the applicable conversion date, but in no case less than $0.00625. Issuances of common stock upon the conversion of our convertible preferred stock and convertible debt and the exercise of our warrants will significantly dilute the interest of holders of our common stock. In addition, sales of these shares could depress the market price of our common stock.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 2.	Properties

          Our corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet at ($12 per square foot per year) of office space expiring in January, 2011. We also maintain a technology facility in Centerville, Ohio that is currently a month to month lease at $520 per month.

          We believe that our facilities are adequate and suitable for our current operations. To the extent that other space is required, we believe that such space is readily available.

Item 3.	Legal Proceedings

          On March 27, 2009, we were served with a summons and a complaint in which we, our CEO Jason Gonzalez, our current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and our former CFO Howard Herman were named as defendants in a suit filed by Mr. Jay Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, our restatement of financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the issuance of a note to Russ and Russ PC Defined Benefit Pension Plan. We believe that the plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and are vigorously defending against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against us, payment of that judgment would have a material adverse effect on our financial condition and results of operations. The filing of this lawsuit, substantial reduces the likelihood of us ever receiving any return on our investment in our joint venture with IDS.

          On January 2, 2010, in response to our motion, the Court in this matter issued an Order dismissing the securities claims in the Complaint on the grounds that the note issued to IDS was not a security. This also invalidated the jurisdiction of the Complaint as no federal subject matter remained, but Plaintiff was granted leave to amend to plead diversity jurisdiction. At the same time the Court ruled on Plaintiff’s motion to attach our and the named individual defendant’s New York assets. The Court denied the attachment of the individual defendant’s assets on the grounds that plaintiffs had not established the required probability of success, but granted the attachment against our assets on the grounds that a judgment on the claims for non-payment was probable. On April 9, 2009, that attachment was issued against our New York assets. It is our position that the attachment of our New York assets is not material to us, because we have no New York assets.

          We have been named as the defendant in a number of lawsuits pertaining to vendor lines of credit which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from approximately $4,000 to $200,000. Only the largest of these individual lawsuits represents a substantial risk to our ongoing operations, but taken in whole they are likely to have a material adverse effect on our financial conditions and results of operations.

          We are the Defendant in a lawsuit filed in New Hampshire by PC Connection, our former vendor. The complaint seeks approximately $30,000. The case is pending.

          We are the Defendant in a lawsuit filed in California by Northern Video, our former vendor. The complaint seeks approximately $67,000. The case is pending.

          We are the Defendant in a lawsuit filed in New Jersey by American Express, our former provider of charge card services. The complaint seeks approximately $80,000. The case is pending.

          We are the Defendant in a lawsuit filed in New Jersey by Anixter, our former vendor. The complaint seeks approximately $120,000. The case is pending.

          We are the Defendant in a lawsuit filed in New Jersey by CIT, our former provider of credit for the purchase of business management software. The complaint seeks approximately $120,000. The case is pending.

          We are the Defendant in a lawsuit filed in New Jersey by ACIC, our former bonding company for government contract work for the East Brunswick, NJ Board of Education, Pleasantville, NJ Public Schools, and Raritan Valley Community College. The complaint seeks approximately $200,000. The case is pending.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is quoted on the OTC Bulletin Board under the symbol VMSY.OB. Prior to July 17, 2007, there was no trading in our common stock. The last sale price of our common stock on April 14, 2010 was $0.01. As of April 14, 2009, there were approximately 200 holders of record of our common stock.

          We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. The terms of our 5% secured convertible debentures issued in November 2007 prohibit the payment of dividends.

          The following table sets forth information with respect to the trading price of our common stock as reported by the OTC Bulletin Board during the years ended December 31, 2009 and 2008:

Fiscal Year Ended December 31, 2009	Low	High

First Quarter	$0.01	$0.25
Second Quarter	$0.02	$0.15
Third Quarter	$0.06	$0.12
Fourth Quarter	$0.02	$0.07

Fiscal Year Ended December 31, 2008	Low	High

First Quarter	$0.80	$1.47
Second Quarter	$0.35	$1.15
Third Quarter	$0.42	$1.74
Fourth Quarter	$0.13	$0.83

Issuance of Unregistered Equity Securities

          Between July and December 2009 we issued an aggregate of $415,546 of 12% Convertible Notes. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with such issuances.

          We issued an aggregate 61,400 shares of common stock at various times during the year ended December 31, 2009 upon the conversion of an aggregate 19 shares of our Series B Convertible Preferred Stock. In addition, during the year ended December 31, 2009 we issued an aggregate 43,800,000 shares of common stock upon the conversion of 87.6 shares of Series A Preferred Stock and an aggregate 12,650,000 shares of common stock upon the conversion of $126,500 of 12% Convertible Notes. We relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in connection with such issuances.

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

          On April 3, 2008, we purchased substantially all the assets of IDS. IDS is the developer and manufacturer of the TechEye Digital Video (DVR) Recording Technology. In exchange for IDS’ assets we issued to IDS an unsecured convertible note in the principal amount of $1.544 million, bearing no interest until April 3, 2011, its maturity date, and agreed to pay cash totaling $42,000 payable over a total of seven months. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at a conversion price of $1.15 per share, which has subsequently been adjusted to $0.10 per share. We have agreed to register the shares issuable upon the conversion of the note for public resale.

          In connection with the Asset Purchase, we entered into a four year consulting agreement with Jay Edmond Russ, the principal shareholder of IDS who served on our Board of Directors from the closing of the purchase in April 2008 until his resignation in December 2008, which requires us to pay Mr. Russ $75,000 per year for consulting services. See “Item 3. Legal Proceedings.”

          In February 2010 our management proposed to our Board of Directors that we change our name from Visual Management Systems, Inc. to Intelligent Product Development Group, Inc. The Board approved the proposal, and we will be submitting the matter to a shareholder vote in the near future.

Results of Operations for the Years Ended December 31, 2009 and 2008

Net Revenues

          Net revenues decreased approximately 3.8 million, or 60% to approximately $2.6 million during the year ended December 31, 2009 from approximately $6.4 million during the year ended December 31, 2008. The decrease is due to a reduction in our sales and marketing budget and manpower, and a reduced demand for our products and services resulting from the generalized slowdown in the economy.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $2.2 million, or 60% to approximately $1.4 million for the year ended December 31, 2009, from approximately $3.6 million during the year ended December 31, 2008. This decrease was primarily due to reduced revenues.

          As a result, gross profit for the year ended December 31, 2009 decreased by about $1.6 million from $2.8 million to $1.2 million and gross profit as a percentage of revenue increased from 44.2% to 44.9% for the year ended December 31, 2009, as a result of improved material and labor costs as a percentage of revenue.

Operating Expenses

          Operating expenses decreased approximately $5.3 million to $3.7 million for the year ended December 31, 2009, from approximately $9.0 million for the year ended December 31, 2008.

          This decrease was primarily attributable to (i) wages and wage related costs decreased by approximately $2 million due to reduced headcount, (ii) investor relations costs decreased by approximately $0.8 million, (iii) other general and administrative costs such as rent, telecom, office and insurance decreased by approximately $0.7 million, (iv) liquidated damages expenses decreased by approximately $0.4 million and stock based compensation decreased by approximately $0.3 million and (v) software amortization as a result of an impairment of approximately $0.6 million in 2008 that did not recur in 2009 and (vii) auto and other expenses decreased by approximately $0.5 million.

Interest Expense

          Interest expense for the year ended December 31, 2009 decreased by approximately $0.1 million to approximately $1.7 million, from approximately $1.8 million in the year ended December 31, 2008. The decrease was primarily the result of decreased interest on loans in default of approximately $0.8 million offset by increases due to (i) increased beneficial conversion features on convertible debt (approximately $0.4 million), (ii) increased interest expense due to the repricing of warrants issued to debt holders (approximately $0.2 million) and (iii) increased interest expense due to late payments to vendors and government agencies (approximately $0.1 million).

Income Tax Expense (Benefit)

          We recorded a provision for federal, state and local income tax of approximately $5,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively. This amount has been included in operating expenses for 2009 due to its insignificant size.

Net Income (Loss)

          As a result of the items discussed above there was a net loss of approximately $4.1 million for the year ended December 31, 2009 compared with a net loss of approximately $7.9 million for the year ended December 31, 2008. In addition we recorded a deemed dividend on the issuance of preferred stock of approximately $5.4 million in 2009, which made the net loss applicable to common stockholders of approximately $9.5 million for the year ended December 31, 2009 as compared to approximately $7.9 million loss for the same period in 2008.

Liquidity and Capital Resources

          General.

          Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. At December 31, 2009, we had cash of $24,884, a working capital deficit of approximately $11.1 million, stockholders’ deficit of approximately $9.7 million, and an outstanding long term portion balance of approximately $0.1 million of debt. In comparison, at December 31, 2008, we had cash and equivalents of $16,186, a working capital deficit of approximately $9.5 million, and an outstanding long term portion balance for other debt of approximately $0.2 million. Our financial condition as of December 31, 2009, raises doubt as to our ability to continue our normal business operations as a going concern. Accordingly, our independent registered public accounting firm has modified their opinion on our financial statements for the year ended December 31, 2009, with a comment which raises substantial doubt about our ability to continue as a going concern.

          Cash increased from $16,186 at December 31, 2008 to $24,884 at December 31, 2009, primarily as a result of approximately (i) $470,000 of cash used for operations, (ii) $11,500 of cash proceeds from sale of assets, (iii) repayment of short term notes and a bank line of credit of $34,000, (iv) repayment of $81,370 of long term debt and shareholder loan of $29,600, and (v) capital lease repayments of $7,330. This was offset by (i) proceeds form the sale of convertible preferred stock of approximately $429,190, (ii) proceeds from the issuance of short term convertible notes of $176,350, and (iii) net proceeds from a shareholder loan of $14,410.

          Our continuation of existence is dependent upon the continued cooperation of our creditors, our ability to generate sufficient cash flow to meet our continuing obligations on a timely basis and fund our operating and capital needs, and our ability to obtain additional financing or implement other plans as may be necessary. If we are not able to raise additional capital or put into effect certain plans, we may be required to restructure, file for bankruptcy or cease operations.

Commitments and Contingencies.

Chase Loan

          We are a party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.5% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2009, $31,651 was outstanding under the loan agreement compared to $37,662 at December 31, 2008.

Chase Line of Credit

          We are a party to a $50,000 line of credit with JPMorgan Chase Bank, N.A. which as of December 31, 2009 provided for interest at a rate of 4.75% per annum and which is payable in variable monthly installments. As of December 31, 2009, the outstanding balance on the line of credit was $45,283, which automatically renews every year until paid in full. At December 31, 2008, the outstanding balance was $49,981.

Auto Loans

          We had $185,415 in principal balance on auto loans outstanding as of December 31, 2009, as compared to $297,324 at December 31, 2008. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

Capital Leases

          We entered into capital leases in the ordinary course of business for office equipment and computer software, and other equipment. The outstanding amount due for leased equipment as of December 31, 2009 was $105,889 as compared to $123,712 at December 31, 2008.

Loan from Former Chief Operating Officer

          In 2008 Caroline Gonzalez our former Chief Operating Officer, and the wife of our Chief Executive Officer loaned us $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan we have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2009 the outstanding balance on these accounts was $63,111 as compared to $80,361 at December 31, 2008.

Original Issue Discount Notes

          Between April and September 2008, we issued a series of original issue discount notes to individual investors. These notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008. $250,000 in total face value of the OID notes was retired via conversion into $229,046 of 12% one-year convertible notes (which included accrued and unpaid interest) and cash payments of $29,500. The remaining $150,000 in total face value of OID notes remain unpaid, and are past due. At December 31, 2008, the face value of these notes was $400,000 and an unamortized discount of $15,167.

November 2007 Debentures

          On November 30, 2007, we entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants. We refer to this transaction as our November 2007 Private Placement. In this transaction, we issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of our common stock. The warrants expire in November 2014 and initially had an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

          Since January 1, 2008, we have been required to make quarterly payments of interest under the convertible debentures issued in our November 2007 Private Placement. None of such payments have been made since August 2008. We have also been required to make monthly principal payments in the aggregate of $208,333 since November 2008. None of such payments have been made. On August 28, 2008, we entered into an Amendment and Waiver Agreement with each of the holders of these debentures pursuant to which the debenture holders have:

          - waived our compliance with the provisions of the debentures which require us to have a registration statement covering the shares issuable upon the conversion of the debentures declared effective under the Securities Act of 1933 and maintain the effectiveness of such registration statement;

          - waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would have otherwise resulted in an adjustment to the conversion price of the debentures to $.40 per share;

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

          In August 2009, we entered into an additional Amendment and Waiver Agreement with each of the holders of the debentures pursuant to which:

          - Our default for past incidents of non-payment of interest and principal on the debentures was waived.

          - The total outstanding principal balance of the debentures was increased from $3,750,000 to $4,083,742, representing the inclusion of accrued interest.

          - The conversion price of the debentures was adjusted to $0.10 per share of the Company’s common stock. As of January 1, 2010 the conversion price became the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 Trading Days immediately prior to the applicable Conversion Date, but in no case less than $0.00625.

          - The conversion price of warrants issued to the holders of the debentures at the time of their original investment was adjusted to $0.12 per share.

          Since entering into this agreement monthly redemptions of principal for the debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by us. Additional redemption payments will also come due on the first day of each calendar month through May 2010, a date upon which the entire principal balance of the debentures will have come due.

          Quarterly interest payments owed by us subsequent to the waiver agreement to the holders of the debentures in the amount of approximately $51,000 also have come due and were also not paid by us except for those payments in stock pursuant to a Waiver and Amendment, and a payment in May 2008 of $62,500.

          Non-payment of these amounts, and the failure to file an appropriate registration statement may be considered default events under the relevant agreements between us and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the us by the holders. As a result of default, the holders have the right to demand payment of approximately $5,300,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. We continue to communicate with the holders and are seeking a resolution to the non-payment situation.

IDS Asset Purchase Convertible Note

          In connection with the April 3, 2008 purchase of substantially all the assets of IDS, we issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of our common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of our then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at an initial conversion price of $1.15 per share. We have agreed to register the shares issuable upon the conversion of the note for public resale.

          As of December 31, 2009, $24,000 of payments were past due under the note issued to IDS. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Item 3. Legal Proceedings.”

Promissory Note

          On June 10, 2008, we issued a promissory note (the “New Note”) in the principal amount of $267,192 to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Mr. Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by us to an individual lender in October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008.

As further consideration for entering into the exchange transaction, we issued to Mr. Russ options to acquire 20,000 shares of the our common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share. We have not paid the holder of the note. IDS, its principal shareholder and the holder of the New Note have instituted an action seeking to collect the past due amount. See “Item 3. Legal Proceedings.”

Recent Financing Activity

Equity Financing

          Throughout 2009, we issued 500 shares of Series B Convertible Preferred Stock to accredited investors for an aggregate purchase price of $500,000. We received net proceeds of $429,188 as a result of the offering. Each Series B convertible preferred share bears a stated value of $1,000 and is convertible into shares of our common stock at a rate of $0.005 per share. As part of the offering placement agents received 14,583 shares of our common stock, and warrants to purchase 6,830,000 shares of our common stock at a range of exercise prices from $0.04 to $0.12, with those exercise prices determined by the then market of price of our common stock on the date of closing. As a result of the issuance we accrued a deemed dividend of approximately $500,000.

Debt Financing

          We issued a total of $415,546 of 12% Convertible Notes throughout 2009. Each 12% Convertible Note is convertible into shares of our common stock at a rate of $0.01 per share. The issuance of the 12% Convertible Notes took place as follows:

•

between July through December, we issued an aggregate of $106,500 of 12% Convertible Notes to a number of investors. We received net proceeds of $96,350, as a result of the offering. As part of the offering placement agents received warrants to purchase 50,000 shares of our common stock at an exercise price of $0.04, determined by the then market price of our common stock on the date of closing.

•

between August and November 2009, we issued $229,046 of 12% Convertible Notes in exchange for Original Discount Notes previously issued by us in 2008 with aggregate principal plus accrued and unpaid interest of $229,046.

•	during the fourth quarter of 2009, we issued $80,000 of 12% Convertible Notes for investment banking services.

Item 8.	Financial Statements and Supplementary Data

          The financial statements called for by this item are set forth herein commencing on page F-1 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

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

          The evaluation made by our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation, and the effect of the controls on the information generated for use in this annual report and previous reports to the Commission. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

          Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

          As a result of the material weaknesses described above, we have concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

          We intend to take action to hire additional staff, implement stronger financial reporting systems and software and develop the adequate policies and procedures with said enhanced staff to ensure all noted material weaknesses are addressed and resolved. However, due to our cash flow constraints, the timing of implementing the above has not yet been determined, and may not be possible.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, except that due to cash flow constraints, the size of the accounting department was reduced and as a result, the formal monthly closing schedules could not be followed.

          Sobel & Company was not required to and did not perform a review of our internal controls over financial reporting.

Item 10.	Directors, Executive Officers, and Corporate Governance

          The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position

Jason Gonzalez	39	President, Chief Executive Office and Director
Michael Ryan	51	Director
Colonel Jack Jacobs	64	Director
Martin McFeely	54	Director
Robert Moe	58	Director
William Malenbaum	81	Director
James (J.D) Gardner	57	Chief Financial Officer
W. Geoffrey Martin	34	Chief Operating Officer & General Counsel
Jonathan Bergman	51	Vice President Marketing and Sales

          Jason Gonzalez is our founder and has been involved in the security industry for five years. Prior to launching Visual Management Systems, Inc. he served as Chief Operating Officer for Infinite Sales, Inc., a wholly owned subsidiary of Freedom Systems, Inc., a leading distributor of DVRs in the United States. Mr. Jason Gonzalez was at Freedom Systems, Inc. from February 2002 until August 2003. Before his appointment to Chief Operating Officer, Mr. Gonzalez served in various capacities for Freedom Systems, Inc. in sales and sales management. Prior thereto he was employed by Merrill Lynch as a vetting manager in ML Direct technology banking. He also worked for Olde, and William R. Hough & Co. as a registered representative, general and municipal securities principal. Mr. Gonzalez graduated from Embry-Riddle Aeronautical University where he earned a BS in Aviation Business Administration. He completed an additional 20 credits in Aeronautical Science and Aerospace Engineering. Mr. Gonzalez is a graduate of the SIA Securities Industry Institute. Mr. Gonzalez and Caroline Gonzalez are husband and wife.

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

          W. Geoffrey Martin was hired to serve as our General Counsel in November 2007, and became our Chief Operating Officer in November 2009. Mr. Martin is admitted to the bar of the State of Illinois, and as in-house counsel in the State of New Jersey and from January 2006 until his hiring, operated his own law firm specializing in commercial litigation. Mr. Martin received his Juris Doctorate from the University of Illinois in 2005, and graduated from the University of Illinois in May 1999. Mr. Martin has extensive financial services experience and served as a financial product designer for US Bancorp in 2002 and as both a project manager for financial software development and as an Assistant Vice President for business development and marketing for Merrill Lynch from June 1999 until September 2001.

          Jonathan Bergman joined Visual Management Systems, Inc. in September 2003 as Vice President-Marketing and Sales. From 2001 to August 2003, he served in various capacities for Freedom Systems, Inc, including Loss Prevention Consultant, Area Manager and Regional Manager. From 1996 to 2001, Mr. Bergman served as a General Manager and the Director of Food and Beverage Operations for Inn America Hospitality. Prior thereto he owned and operated Advantage Building Maintenance, a general building services contractor. Mr. Bergman attended NY City Technical College and Florida International University and earned his AS in Business Management and his BS in Hospitality/Business Management.

          Our Audit Committee consists of Michael Ryan and Marty McFeely. Our Board of Directors has assigned Mr. McFeely as the Audit Committee’s financial expert. Mr. McFeely is not considered independent under the rules of the American Stock Exchange.

          We have adopted a code of conduct that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and other senior financial advisors. Our Code of Conduct is posted at www.vmscctv.com..

Item 11.	Executive Compensation

Executive Compensation

          The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Visual Management Systems, Inc. for the years ended December 31, 2009 and 2008 of the Chief Executive Officer and each other executive officer whose total annual contracted-for compensation for the year ended December 31, 2009 exceeded $100,000 (the “named executive officers”). No other executive officer’s contracted-for annual salary and bonus for the year ended December 31, 2009 exceeded $100,000.

				SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Jason Gonzalez, President and Chief Executive Officer	2009	$86,206	—	—	—	—	—	—	$86,206
	2008	$123,956	—	—	—	—	—	—	$123,956

Jonathan Bergman, Vice President- Marketing and Sales	2009	$83,981	—	—	—	—	—	—	$83,981
	2008	$115,845	—	—	$11,655(2)	—	—	—	$127,500

W. Geoffrey Martin, Chief Operating Officer & General Counsel	2009	$72,033	—	—	—	—	—	—	$72,033
	2008	$89,900	—	—	$47,500 (3)	—	—	—	$137,400

James (J.D. Gardner) Chief Financial Officer	2009	$82,986	—	—	—	—	—	—	$82,986
	2008	$65,792	—	—	$47,500 (4)	—	—	—	$113,292

(1)

The Chief Executive Officer and each other executive officer have agreed to defer receipt of their full salary until Visual Management Systems, Inc.’s financial performance improves. The sums detailed in the Salary column for 2009 represent the actual amounts paid in compensation to each officer. Salaries accrued but not paid for 2009 are as follows: Mr. Gonzalez $93,793; Mr. Bergman $60,018; Mr. Martin $47,966; and Mr. Gardner $3,577. The sums detailed in the Salary column for 2008 represent the actual amounts paid in compensation to each officer. Salaries accrued but not paid for 2008 are as follows: Mr. Gonzalez $56,793; Mr. Bergman $28,154; Mr. Martin $30,099; and Mr. Gardner 18,207.

(2)

On June 12, 2008, the purchase price of Mr. Bergman’s option to purchase 225,000 shares of Visual Management Systems, Inc. common stock was adjusted from $1.25 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of

120%; risk free rate of return of 4.1%; and expected life of 10 years. The difference in the weighted average fair value of these options was $0.05 per share.

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

Outstanding Equity Awards at Fiscal Year-End

          The following table provides information about all equity compensation awards held by the named executive officers as of December 31, 2009.

OUTSTANDING EQUITY AWARDS

	Option Awards							Stock Awards
Name	Date of Grant(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jason Gonzalez, President and Chief Executive Officer	—	—		—	—	—	—	—	$—	—	$—
Jonathan Berman, Vice President-Sales and Marketing	6/12/08	225,000	(2)	—	—	$0.40	6/12/18	—	—	—	—
W. Geoffrey Martin, General Counsel	6/12/08	62,500	(3)	62,500	—	$0.40	6/12/18	—	—	—	—
James (J.D. Gardner) Chief Financial Officer	6/12/08	62,500	(3)	62,500	—	$0.40	6/12/18	—	—	—	—

(1)	Reflects date that options to purchase shares of Visual Management Systems, Inc. were issued or reissued to adjust the exercise price of a previous issuance.

(2)	Mr. Bergman was issued options to acquire 225,000 shares of our common stock having an exercise price of $2.50 per share in exchange for the options to acquire Visual Management Systems Holding, Inc.

common stock upon the completion of our acquisition of Visual Management Systems Holding, Inc. On June 12, 2008, the purchase price of Mr. Bergman’s option to purchase 225,000 shares of our common stock was adjusted from $2.50 to $0.40. The fair value of the re-priced options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The difference in the weighted average fair value of these options was $0.05 per share

(3)

On June 5, 2008, Mr. Martin was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vest on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options have a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

(4)

On June 5, 2008, Mr. Gardner was granted an option to purchase 125,000 shares of Visual Management Systems, Inc. common stock. Options with respect to 62,500 shares vest on the one year anniversary of the date of grant and options with respect to the remaining 62,500 shares are scheduled to vest on the two year anniversary of the date of grant. The options ha\ve a term of ten years and an exercise price of $0.40 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 0%; expected volatility of 120%; risk free rate of return of 4.1%; and expected life of 10 years. The weighted average fair value of these options was $0.38 per share.

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

          As of December 31, 2009, the number of stock options outstanding under our Equity Incentive Plan, the weighted-average exercise price of outstanding stock options, and the number of securities remaining available for issuance, was as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,016,500	(1)	$ 0.60	971,626
Equity compensation plans not approved by security holders	8,122,463	(2)	$0.059	—
Total	9,138,963		$0.119	971,626

(1)	Represents options issued under our Equity Incentive Plan.

(2)	Represents warrants issued to placement agents in connection with financing transactions.

Executive Officer Employment Agreements

          Due to our financial situation affecting the Company, all executive officers have been notified that their current employment agreements which expired between March and April 2010 have not been extended, and that said officers shall be retained as at-will employees at their current pay and benefit level subject to negotiation of new employment agreements expected to occur before the end of May 2010.

Director Compensation

We did not pay any of our directors any compensation for serving as directors during 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 13, 2010, by each person who we know to beneficially own 5% or more of the 146,112,526 shares of our currently outstanding common stock, each of our directors and executive officers, and all of our directors and executive officers, as a group. Except as indicated in the notes to the table, each of such stockholders maintains a business address at our headquarters at 1000 Industrial Way North, Suite C, Toms River, New Jersey 08755:

Name of Beneficial Owner	No. of Shares		Percentage of Shares Outstanding

Jason Gonzalez	5,401,474	(1)	3.7%
Michael Ryan	8,027,500	(2)	5.5%
Colonel Jack Jacobs	1,017,500	(3)	(5)
Robert Moe	217,500	(3)	(5)
Martin McFeely	217,500	(3)	(5)
William Malenbaum	822,388	(3)	(5)
Jonathan Bergman	1,225,000	(3)	(5)
J.D. Gardner	462,500	(3)	(5)
W. Geoffrey Martin	1,062,500	(3)	(5)
Enable Growth Partners L.P.	14,596,641	(4)	9.99%
Enable Opportunity Partners L.P.	14,596,641	(4)	9.99%
Pierce Diversified Strategy Master Fund, LLC	14,596,641	(4)	9.99%
Directors and officers as a group (8 persons) (2)(3)	18,453,862		12.6%

(1)      Includes 512,500 shares beneficially owned and 125,000 shares subject to immediately exercisable options owned by Mr. Gonzalez’s wife, Caroline Gonzalez. Mr. Gonzalez disclaims beneficial ownership of these shares

(2)      Includes 8,000,000 shares beneficially owned by Mr. Ryan’s wife, Elizabeth May, and 27,500 shares subject to immediately exercisable warrants owned by Mr. Ryan. Mr. Ryan disclaims beneficial ownership of the shares owned by Ms. May.

(3) Represents shares and shares subject to immediately exercisable options or convertible shares of convertible preferred stock owned by the named individual.

(4)      Does not include 650,052,079 shares of our common stock acquirable upon the conversion of debentures (assuming the minimum conversion price) and exercise of warrants held by the stockholder or its affiliates as described in the paragraph below, all of which are subject to conversion or exercise caps. Pursuant to the terms of the debentures and warrants referred to in the paragraph below, the number of shares of our common stock that may be acquired by the stockholder upon any conversion of the debentures is limited, to the extent necessary, to ensure that following such conversion, the number of shares of our common stock then beneficially owned by the stockholder and any other person or entities whose beneficial ownership of common stock would be aggregated with the stockholder for purposes of the Exchange Act does not exceed 9.99% of the total number of shares of our common stock then outstanding. All of the Warrants held by the stockholder also include similar caps on the stockholder’s right to acquire shares of our common stock upon exercise of such warrants. Accordingly, in light of the beneficial ownership cap, the aforementioned entities are entitled to acquire in the aggregate 14,596,641 shares of our common stock.

          This stockholder and its affiliates hold the following securities: (i) $3,587,159 principal amount original issue discount 5% secured convertible debenture acquired by Enable Growth Partners LP (“EGP”), an affiliate of Enable Opportunity Partners LP (“EOP”) and Pierce Diversified Strategy Master Fund LLC, ena. (“Pierce”), on November 30, 2007; (ii) an immediately exercisable warrant to purchase 9,882,000 shares of our common stock at $0.12 per share held by EGP; (iii) $398,573 principal amount original issue discount 5% secured convertible debenture acquired by EOP, an affiliate of EGP and Pierce, on November 30, 2007; (iv) an immediately exercisable warrant to purchase 1,098,000 shares of our common stock at $0.12 per share held by EOP; (v) $98,010 principal amount original issue discount 5% convertible debenture acquired by Pierce, an affiliate of EOP and EGP, on November 30, 2007; and (vi) an immediately exercisable warrant to purchase 270,000 shares of our common stock at $0.12 per share held by Pierce. Brendan O’Neil is the Chief Investment Officer of each of EGP, EOP and Pierce and, as such, has the power to direct the vote and disposition of these shares. Mr. O’Neil disclaims beneficial ownership of these shares.

Each of EGP, EOP and Pierce may be contacted at One Ferry Building Ste. 225, San Francisco, California.

(5) Less than one percent.

Item 13.	Certain Relationships and Related Transactions

          In 2008 Caroline Gonzalez our former Chief Operating Officer, and the wife of our Chief Executive Officer loaned us $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan we have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2009 the outstanding balance on these accounts was $63,111.

          Under the terms of our Audit Committee Charter, any proposed transaction between us and a related party is subject to review and approval of the Audit Committee.

          Marty McFeely, a member of our board of directors, is Chief Financial Officer of El Rancho Foods, a customer of ours. For the years ending December 31, 2009 and December 31, 2008 El Rancho Foods accounted for company revenue of $165,149 and $72,145 respectively.

          Each of Michael Ryan, Col. Jack Jacobs, William Malenbaum and Robert Moe qualifies as an independent director under the standards of the American Stock Exchange. Jason Gonzalez and Marty McFeely are not considered independent under the same standard.

          The following table sets forth the details of the purchases of shares of our Series B Convertible Preferred Stock made by our officers and members of our board of directors as part of our 2009 offering.

Name	Purchase Price	Number of Shares

Jason Gonzalez (1)	$10,000	10
Jonathan Bergman	$5,000	5
W. Geoffrey Martin	$5,000	5
J.D. Gardner	$2,000	2
Michael Ryan (2)	$40,000	40
William Malenbaum	$4,000	4
Robert Moe	$1,000	1
Jack Jacobs	$5,000	5
Marty McFeely	$1,000	1

(1)	Includes purchases by Caroline Gonzalez, our former Chief Operating Officer, and the wife of our Chief Executive Officer Jason Gonzalez

(2)	Includes purchases by Elizabeth May, the wife of our director Michael Ryan

Item 14.	Principal Accounting Fees and Services

          The following table sets forth the aggregate fees billed to us by Sobel & Co. LLC, our independent auditors for 2009 and 2008.

	2009	2008
Audit Fees	$65,393	$80,311
Audit-Related Fees	32,468	48,808
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees		6,892

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of our financial statements included in our Forms 10-Q and Forms 8-K filed during the year ended December 31, 2009 and 2008. Before Sobel & Co. LLC was engaged by us to render its audit services, the engagement was approved by the Audit Committee of our Board of Directors.

We did not incur any fees associated with non-audit services to Sobel & Co., LLC relating to the years ended December 31, 2009 and December 31, 2008.

Item 15.	Exhibits, Financial Statement Schedules

          Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUAL MANAGEMENT SYSTEMS, INC.

Date: April 15, 2010	By:	/s/ Jason Gonzalez
	Name:	Jason Gonzalez
	Title:	Chairman and Chief Executive Officer

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

Date: April 15, 2010		/s/ Jason Gonzalez
	Name:	Jason Gonzalez
	Title:	President, Chief Executive Officer and Director

Date: April 15, 2010		/s/ J.D. Gardner
	Name:	J.D. Gardner
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Date: April 15, 2010		/s/ Michael Ryan
	Name:	Michael Ryan
	Title:	Director

Date: April 15, 2010		/s/ Jack Jacobs
	Name:	Jack Jacobs
	Title:	Director

Date: April 15, 2010		/s/ Martin McFeely
	Name:	Martin McFeely
	Title:	Director

Date: April 15, 2010		/s/ Robert Moe
	Name:	Robert Moe
	Title:	Director

Date: April 15, 2010		/s/ William Malenbaum
	Name:	William Malenbaum
	Title:	Director

Visual Management Systems, Inc. and Subsidiaries

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Visual Management Systems, Inc. and Subsidiaries
Toms River, New Jersey

We have audited the accompanying consolidated balance sheets of Visual Management Systems Inc. and Subsidiaries (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations and stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visual Management Systems, Inc. and Subsidiaries at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sobel & Co., LLC
Certified Public Accountants

April 15, 2010
Livingston, New Jersey

Visual Management Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Assets

Current assets
Cash	$24,884	$16,186
Accounts receivable, net	90,286	230,339
Inventory	46,462	340,650
Prepaid expenses	27,584	177,450
Total current assets	189,216	764,625

Property and equipment - net	192,958	533,912
Capitalized software-net	144,092	180,115
Deposits and other assets	148,431	146,227
Investment in joint venture	—	5,000
Software-net	729,738	912,172
Deferred financing costs-net	322,853	1,089,322

Total Assets	$1,727,288	$3,631,373

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,664,913	$1,708,861
Accrued expenses and other current liabilities	2,885,414	2,312,843
Customer deposits	68,394	195,976
Sales tax payable	145,159	136,745
Bank line of credit	45,283	49,981
Short term notes payable	504,303	756,387
Convertible notes payable	289,046	—
Current portion of long-term debt	115,321	100,738
Current portion of obligations under capital leases	105,889	110,212
Current portion of convertible notes payable (net of unamortized discount of $123,333 and $423,333)	5,504,409	4,870,667

Total current liabilities	11,328,131	10,242,410

Convertible notes payable	—	—
Long-term debt - net of current portion	101,745	234,248
Obligations under capital leases - net of current portion	—	13,500
Loans payable - stockholders	—	—
Other long term liabilities	—	54,522
Commitments and contingencies

Stockholders’ deficit
Preferred stock	1	1
Common stock	129,264	10,808
Additional paid-in-capital	20,822,226	14,205,834
Accumulated deficit	(30,504,079)	(20,979,950)
Treasury stock, at cost	(150,000)	(150,000)
Total stockholders’ deficit	(9,702,588)	(6,913,307)

Total Liabilities and Stockholder’s Deficit	$1,727,288	$3,631,373

See report of independent registered public accounting firm and notes to consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2009 and 2008

	2009	2008

Revenues - net	$2,564,170	$6,359,669

Cost of revenues	1,411,760	3,550,470

Gross profit	1,152,410	2,809,199

Operating expenses	3,670,677	8,967,246

Loss from operations	(2,518,267)	(6,158,047)

Other (income) expenses
Interest expense	1,662,081	1,833,500
Miscellaneous loss (income)	(63,665)	(52,749)
	1,598,416	1,780,751

Net loss	$(4,116,683)	$(7,938,798)

Deemed dividend on convertible preferred	5,407,446	—

Net Loss applicable to common stockholders	$(9,524,129)	$(7,938,798)

Per share data - basic and fully diluted	$(0.17)	$(0.92)

Weighted average number of common shares outstanding	57,054,180	8,666,715

See report of independent registered public accounting firm and notes to consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity (Deficiency)

								Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Paid-In Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount

January 1, 2008	616	1	7,378,905	7,379	12,030,155	(150,000)	(13,041,152)	(1,153,617)

Stock payment for penalty and interest			359,134	$359	$299,836			$300,195
Warrant Exercises			310,952	311	124,611			124,922
Issuance of stock for services			1,400,286	1,399	1,170,159			1,171,559
Preferred conversion	(181)	$(0)	1,132,500	1,133	(1,132)			(0)
Issuance of warrants					39,133			39,133
Liquidated Damages			226,500	227	154,573			154,800
Stock Based Compensation					388,499			388,499
Net Loss							$(7,938,798)	(7,938,798)
								—

December 31, 2008	435	1	10,808,277	10,808	14,205,834	(150,000)	(20,979,950)	(6,913,307)

Issuance of Preferred B	500	1			500,261			500,262
Preferred B closing costs					(37,300)			(37,300)
Warrant Exercises			190,166	190	(190)			—
Stock for services			290,000	290	33,810	—	—	34,100
Stock for placement agent services-Pfd B			14,583	15	(15)	—	—	—
Issuance of warrants-finders fee for convertible debt					1,892			1,892
Warrant repricing					200,561			200,561
Preferred A Conversion	(88)	(0)	43,800,000	43,800	(43,800)			(0)
Preferred A Penalty Shares			109,500	110	6,428			6,538
Preferred B conversion	(307)	(0)	61,400,000	61,400	(61,400)			0
Conversions-Convertible Debt			12,650,000	12,651	113,850			126,500
Beneficial conversion feature on convertible notes					415,546			415,546
Deemed dividend-preferred					5,407,446			5,407,446
Stock based compensation					79,303			79,303
Net Loss							(9,524,129)	(9,524,129)

December 31, 2009	540	$1	129,262,526	$129,264	$20,822,226	$(150,000)	$(30,504,079)	$(9,702,588)

See report of independent registered public accounting firm and notes to consolidated financial statements.

Visual Management Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(4,116,683)	$(7,938,798)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,307,429	1,100,233
Revaluation of IDS investment	5,000	636,242
Non-cash interest expense	948,851	430,300
Bad debt expense	68,836	64,780
Accrued rent charge		144,869
Restricted Registration Penalty	6,539	—
Payment of stock for services	34,100	1,051,543
Stock-based compensation	84,303	388,499
Accrued interest on debt penalty		1,125,000
Loss (gain) on disposition of assets (net) (Increase) decrease in operating assets:	(17,571)	249
Accounts receivable	71,217	1,328
Inventory	294,188	304,064
Prepaid expenses and other assets	149,866	(33,503)
Deposits and other assets	(2,204)	(43,920)
Increase (decrease) in operating liabilities
Accounts payable	(39,174)	928,340
Accrued expenses and other current liabilities	871,843	864,852
Sales tax payable	8,414	98,018
Customer deposits	(127,582)	58,816

Net cash used from operating activities	(452,628)	(819,088)

Cash flows from investing activities
Purchases of property and equipment	—	(59,394)
Capitalized software	—	(180,115)
Proceeds from disposition of assets	11,514	12,145
Investment in joint venture	—	(5,000)

Net cash used by investing activities	11,514	(232,364)

Cash flows from financing activities
Repayment of capital leases	(7,330)	(39,558)
Repayment of short term notes	(29,500)	(111,000)
Proceeds from convertible notes (net of $10,150 of issuance costs)	176,350	—
Interest paid in stock	—
Net change in line of credit	—
Proceeds from long term debt and notes	—
Proceeds from the sale of common stock	—
Proceeds from the exercise of warrants	—	124,922
Proceeds from short term notes payable (net of $0 and $19,550 of issuance costs)	—	414,950
Repurchase of stock into treasury	—
Proceeds from the issuance of preferred stock, net of issuance costs of $33,300	429,188	—
Proceeds from shareholder loan	—
Proceeds from shareholder loan	—	97,420
Repayment on bank line of credit	(4,698)	—
Principal repayments of long-term debt	(81,370)	(109,062)
Repayment of loans payable - stockholders	(32,828)	(17,059)

Net cash provided by financing activities	449,812	360,613

Change in cash	8,698	(690,839)

Cash
Beginning of period	16,186	707,025

End of period	$24,884	$16,186

See report of independent registered public accounting firm and notes to consolidated financial statements.

	2009	2008

Supplemental Disclosure of Cash Flow Information

Issuance of a short term note to refinance existing long term note	—	267,192

Issuance of convertible note for IDS Acquisition for acquisition of software assets and net working capital	—	1,544,000

Issuance of note payable for IDS Acquisition	—	42,000

Increase in assets under capitalized leases	—	95,391

Increase in accrued expenses from long term rent deferral	54,523

Increase in accrued interest due to reclass from capitalized leases	10,493	—

Cash paid for interest	30,269	97,008

Increase in inventory for reclassification from fixed assets	—	38,990

Change in accrued expenses due to reclass from long term liabilities	(27,266)	—

Increase in prepaid expenses assocaited with issuance of stock and debt for investor relations services	—	134,331

Decrease in accrued expenses for issuance of stock to pay liquidated damages	—	394,800

Issuance of shares for liquidated damages penalty	4,663	—

Issuance of Preferred B shares for vendor payments	4,680	—

Issuance of Preferred B shares to reduce accrued wages	22,000	—

Issuance of Preferred B shares as a finders fee	4,000	—

Issuance of Preferred B shares to reduce shareholder loan	2,093	—

Issuance of Preferred B shares as compensation	5,000	—

Deemed dividend on convertible preferred	5,407,446	—

Decrease in accrued expenses and accounts payable to adjust shareholder loan balance	(1,484)	—

Increase in Convertible Debt for interest and penalty	333,742	—

Decrease in auto loans related to reposession sale	36,550

See report of independent registered public accounting firm and notes to consolidated financial statements.

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

          On July 17, 2007, Visual Management Systems, Inc. (formerly Wildon Productions Inc.) acquired all of the outstanding capital stock of Visual Management Systems Holding, Inc. in connection with the merger of its wholly-owned subsidiary with and into Visual Management Systems Holding, Inc. In connection with the merger, Wildon Productions Inc. changed its name to Visual Management Systems, Inc., effected a 1 for 7 reverse stock split (which has been reflected throughout the financial statements and notes thereto) and the former shareholders of Visual Management Systems Holding, Inc. received shares of common stock representing approximately 76.5% of Visual Management Systems, Inc.’s outstanding common stock after giving effect to the merger and the cancellation of 476,428 shares of common stock that were surrendered by a shareholder for cancellation at or about the time of the merger. The transaction described above was accounted for as a reverse merger (recapitalization) with Visual Management Systems Holding, Inc. being deemed the accounting acquirer and Visual Management Systems, Inc. (formerly Wildon Productions Inc.) being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Visual Management Systems Holding, Inc. and its subsidiaries for periods prior to the merger and of the consolidated entities from the date of the merger and thereafter. The basis of the assets and liabilities of Visual Management Systems Holding, Inc., the accounting acquirer, has been carried over in the recapitalization, and the financial statements have been adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital.

Note 2. Going Concern and Management’s Plan

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the funding of expansion of the business at the expense of short term profitability. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of and for the year ended December 31, 2009 and 2008, the Company had cash balances of $24,884 and $16,186, incurred a loss from operations of approximately $2.5 million and $6.2 million and a net loss applicable to common stockholders of approximately $9.5 million and $7.9 million, respectively. The Company may incur additional losses for the foreseeable future and will likely need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as currently conceived. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

          The Company funded its operations during 2009 with the proceeds of the various financings it pursued during the year. These included the issuance of Series B Convertible Preferred Stock yielding net proceeds of $429,188 and the issuance of convertible notes yielding net proceeds of $176,350.

          The Company’s ability to continue in business depends upon the continued cooperation of our creditors, our ability to generate cash flow to meet our continuing obligations on a timely basis, our ability to further reduce costs and our ability to obtain additional financing. Current liabilities at December 31, 2009 were approximately $11.3 million and current assets were approximately $0.2 million. The difference of approximately $11.1 million is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. At December 31, 2009, the Company was delinquent with respect to approximately $3,200,000 of scheduled payments due under outstanding promissory notes and debentures, and the holders of these instruments have the right to demand payment of an aggregate of approximately $7,200,000. At December 31, 2009 the Company was also delinquent approximately $76,000 in federal payroll taxes, approximately $35,000 in state payroll taxes, approximately $145,000 in state sales taxes and approximately $87,000 in obligations to employee retirement accounts. Management can give no assurance that the Company will raise sufficient capital to eliminate our working capital deficit or that our creditors or any government entity will not seek to enforce their remedies against us, which include the imposition of insolvency proceedings. See “Note 16. Legal Proceedings.”

          The Company’s future operations pursuant it to its ongoing business plan are dependent upon management’s ability to either generate sufficient cash flow in excess of the items necessary to maintain operations as detailed above or find sources of additional capital. The Company needs to raise additional further financing to continue to develop its proprietary technology, and re-establish and grow its sales force. Without the money to fund these components of the business the Company’s competitive position may never mature to a point where the business plan will be attainable, and further retrenchment of management’s plans may be necessary. If the Company is unsuccessful in obtaining such profitability, raising funds or additionally curtailing expenses, the Company may be required to cease operations or file for bankruptcy.

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

          In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing what impact, if any, ASU No. 2010-06 will have on our fair value disclosures; however, we do not expect the adoption of the guidance provided in this codification update to have any material impact on our consolidated financial statements.

          In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple- Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2009-13 on our consolidated financial statements.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

Net Income (Loss) Per Share

          ASC Topic 260 (formerly Statement of Financial Accounting Standards (SFAS) No. 128) “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2009 and 2008, because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share is the same for year ended December 31, 2009 and 2008. Potentially dilutive securities consisted of outstanding warrants and stock options to acquire an aggregate of 20,024,963 and 14,553,463 shares of common stock, convertible preferred stock of 211,621,457 and 3,262,500, and convertible debt of 85,182,020 and 10,714,130, at December 31, 2009 and 2008, respectively.

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

Intangible Assets

          Intangible assets acquired by the Company in connection with its acquisition of certain assets of Intelligent Digital Systems, LLC (“IDS”) have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, by FASB ASC 350-35-28. The company performed a review of the fair value of the intangible assets at year end 2009 and determined no adjustments were required to reflect fair value at December 31, 2009.

The fair value hierarchy defines three levels of fair value measurement as follows:

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

Level 3: Valuations based on unobservable inputs are used when little or no market is available. The fair value hierarchy gives lowest priority to Level 3 inputs.

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

The intangible software assets were valued using the income method, using the company’s best estimates of future cash flows from the sales of the products including the software, a 40% tax rate and discount rates between 15% and 20%.

Intangible Assets	As of December 31, 2009		As of December 31, 2008

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*	Gross Carrying Amount	Accumulated Amortization*

DVR Software	$28,555	$28,555	$28,555	$28,555
Hybrid DVR Software	$1,534,137	$804,399	$1,534,137	$621,965

Total	$1,562,692	$832,954	$1,562,692	$650,520

* includes amortization of $636,242 relating to fair value revaluation of intangible assets in 2008 $14,277 and $621,965 associated with DVR software and Hybrid DVR software respectively.

Aggregate amortization expense for year ended 12/31/2009	$182,434		$650,520

Estimated amortization expense for years ending:

2010	$182,434
2011	$182,434
2012	$182,435
2013	$182,435

Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in FASB ASC 985-20-25. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. At December 31, 2009, the Company has capitalized approximately $180,000 of software development costs relating to new products, which was all capitalized during 2008, none in 2009.

Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. The Company determined that the Hybrid DVR software products under development were generally available to customers and as a result, amortization charges began during the first quarter of 2009. During 2009, amortization charges totaled approximately $36,000 and were charged to cost of goods sold. There were no amortization charges during 2008.

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

Advertising

Advertising costs are expensed as incurred and approximated $0 and $30,600 for the years ended December 31, 2009 and 2008 respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes (Prior authoritative literature FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”)), which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FASB ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future. This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

Equity Based Compensation

Share-based compensation is accounted for using the fair value method in accordance with the Accounting Standards Codification (“ASC”) Topic 718 (formerly SFAS 123R) “Compensation - Stock Compensation”. Under these provisions, we recognize share-based compensation net of an estimated forfeiture rate; therefore, we only recognize compensation cost for those shares expected to vest over the requisite service period of the award (i.e., the period in which the share-based compensation is earned). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates.

Calculating share-based compensation expense requires the input of highly subjective assumptions which include the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience which we believe is representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility due to the limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility.

The assumptions used in calculating the fair value of share-based awards represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

The Company established an allowance account for amounts deemed uncollectible and for anticipated credits. Such allowance amounted to $4,657 at December 31, 2009 and $ 58,302 at December 31, 2008.

Note 5. Inventory

Inventory, which consists of digital video recorders, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period. Currently the Company has no inventory reserve. It purchases the majority of its inventory for specific jobs, maintain approximately two months of inventory at any one time, and turn inventory six times a year. Operationally the Company does not allow its inventory to become obsolete, and in the rare case that an item becomes slightly aged, it has the ability to rework the item to realize a sale.

The Company’s inventory consisted of a total of approximately $46,460, (approximately $20,000 of raw materials and $26,460 of finished goods) at December 31, 2009, as compared to a total of $340,650, ($73,000 of raw materials and $267,650 of finished goods) at December 31, 2008.

Note 6. Property and Equipment

The major classifications of the Company’s property and equipment at December 31, 2009 and December 31, 2008 are as follow:

	2009	2008

Computer Hardware and Software	$177,643	$177,643
Furniture and Fixtures	35,935	45,727
Machinery and Equipment	99,387	116,526
Vehicles	354,140	512,882
Leasehold Improvements	29,499	29,498

Total Cost	696,604	882,276
Accumulated Depreciation	(516,531)	(417,498)

Property and Equipment- net	$180,073	$464,778

Depreciation as a charge to operations amounted to $254,163 and $173,715 for the years ended December 31, 2009 and 2008 respectively.

The following table details equipment currently under capital lease:

Equipment Under Capital Lease	2009	2008

Computer Hardware and Software	$120,831	$120,831
Machinery and equipment	66,262	66,262

Total Cost	187,093	187,093
Accumulated Depreciation	(174,258)	(117,959)

Equipment Under Capital leases- net	$12,835	$69,134

Depreciation as a charge to operations amounted to $56,298 and $84,162 for the years ended December 31, 2009 and 2008 respectively.

Note 7. Capitalized Leases

Future minimum lease payments under non-cancelable capital lease obligations at December 31, 2009 were as follows. All equipment leases are currently in default.

Equipment leases	2010
Total future minimum lease payments	$105,889
Less: imputed interest	—

Present value of minimum lease payments	$105,889
Less Current Portion	$105,889
Capital Leases Net of Current Portion	0

Note 8. Deferred Financing Costs

Costs associated with debt financing arrangements are capitalized and on a straight line basis over the life of the respective debt.

The following represents the Company’s deferred financing costs:

Deferred Financing Costs	2009	2008

Balance at January 1	$1,089,322	$1,851,091
Additions	12,042	27,176
Amortization	(778,511)	(788,945)
Balance as of December 31	$322,853	$1,089,322

Accumulated amortization at December 31	$1,681,098	$902,587

Deferred financing cost additions of approximately $12,000 and $27,000 in 2009 and 2008 respectively, were for the costs associated with the issuance of debt, and are being amortized over a 12 month period.

Estimated future amortization expense for deferred financing costs over the next five years are estimated as follows:

	2010	2011	2012	2013	2014

Estimated future amortization of deferred financing costs	$ 322,059	$ 768	$ 26	$ —	$ —

Note 9. Income Taxes

The federal and state components of the provision for income taxes are as follows for December 31, 2009 and 2008:

Provision (benefit) for income tax	2009	2008

Current:
Federal	$0	0
State and local	5,000	4,000

	5,000	4,000

Deferred:
Federal	0	0
State and local	0	0

Provision for income taxes	$5,000	4,000

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following as of December 31, 2009 and 2008 :

Deferred taxes are provided for the differences in the tax and accounting basis of assets and liabilities as follows:

Deferred income tax assets:	2009	2008

Net operating loss	$4,763,292	$3,801,376
Reserves and accruals	708,345	755,908
Stock based compensation	448,295	544,724
Amortization	597,997	405,381
Property, plant and equipment	3,173	4,094

Total deferred income tax assets	6,521,102	5,511,484

Deferred income tax liabilities:

Warrant expense	74,400	48,000

Net deferred income tax asset before valuation allowance	6,446,702	5,463,484

Valuation allowance	(6,446,702)	(5,463,484)

Net deferred income tax asset	$0	$0

The company’s effective tax rate differs from the expected federal income tax rate as follows:

	2009	2008

Income tax at statutory rates (34%)	$(1,399,672)	$(2,699,191)
Permanent differences	416,454	155,101
State income tax expense - net of federal benefit	0	0
Change in valuation allowance	983,218	2,544,090

Income tax (benefit) provision	$0	$0

The Company has net operating loss carryforwards of approximately $11.9 million. These losses will begin to expire in 2024. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater that 50 percentage point change in ownership occurs. In July 2007, the Company completed a reverse merger and in November 2007, as a result of the completion of the Company’s private placement transaction, the investors in the private placement as a group, upon conversion, would become the beneficial owners of approximately 50% of the Company’s outstanding shares, after consideration of the conversion of convertible promissory notes issued to those investors in conjunction with the transaction. Accordingly, the actual utilization of net operating loss carryforwards and other deferred tax assets for tax purposes will be limited annually under code section 382 to a percentage of the fair market value of the Company at the date of this ownership change, and this effect will reduce the amount of these loss carryforwards which the Company will be able to utilize to offset against future taxable income. A valuation allowance has been provided against the net deferred tax assets available due to the uncertainty of the Company’s ability to generate long-term taxable income. The Company expects to reduce its valuation allowance if and when it believes that it is more likely than not that it will be realized.

The Company accounts for income taxes under the provisions of ASC 740 (SFAS No. 109, “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has filed its 2008 Federal tax return but has not filed its 2008 state tax returns. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. We have reviewed our corporate tax returns in an effort to search for tax positions that (on a more likely than not basis) would not be sustained if the Company were to undergo a tax audit. Based on the aforementioned procedures, the Company has concluded that there are no tax positions that (on a more likely than not basis) would be sustained under a tax audit.

Note 10. Stockholder’s Equity

Issuance of Equity Compensation to J.H. Darbie and Co., Inc.

In January 2009, the Company issued 150,000 shares of common stock to J.H. Darbie and Co., Inc. with a fair market value of $28,500 based on the closing price of the Company’s stock on the date of share issuance, as compensation for consulting services relating to an Investment Banking Agreement between the Company and J.H. Darbie, Co. Inc. That agreement terminated on February 28, 2009.

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

Exercise of Warrants

Between May and July 2009 the Company issued 190,166 shares of its common stock to former holders of original issue discount notes originally issued by the Company in March 2007. The shares were issued as the result of the cashless exercise of warrants to purchase 200,000 shares of the Company’s common stock, issued to the holders as additional consideration for purchase of the notes.

Conversion of Preferred Stock

Between May and December 2009 holders of shares of the Company’s Series A Convertible Preferred Stock converted 87.6 shares of the Series A Preferred Stock into 43,800,000 shares of the Company’s common stock. In connection with these conversions the Company recorded a deemed dividend of approximately $1,798,000. In addition, upon conversion, holders of the Series A shares were entitled to receive 109,500 shares of the Company’s common stock in consideration of penalty provisions of the registration rights agreement under which the Series A shares were issued. The Company accrued an expense of approximately $6,500 as a result of the issuance relating to the penalty provisions.

Between April and December 2009 holders of shares of the Company’s Series B Convertible Preferred Stock converted 307 shares of the Series B Preferred Stock into 61,400,000 shares of the Company’s common stock. In connection with these conversions the Company recorded a deemed dividend of approximately $3,100,000.

Issuance of Equity Compensation to Finders for Issuance of Series B Convertible Preferred Stock

Between April and June 2009, The Company issued 14,583 shares of the Company’s common stock, to finders in connection with the Company’s offering of Series B Convertible Preferred Stock.

Conversion of Convertible Notes.

Between October and December 2009, the Company issued 12,650,000 shares of the Company’s common stock upon the conversion of an aggregate of $126,500 worth of 12% Convertible Notes.

Note 11. Warrants

Issuance of Warrants to Finders for Issuance of Series B Convertible Preferred Stock

Between April and June 2009, The Company issued warrants to purchase 6,830,000 shares of the Company’s Common Stock at a range of exercise prices from $.04 to $0.13 per share, to finders in connection with the Company’s offering of Series B Convertible Preferred Stock.

Issuance of Warrants to Finders for Issuance of Convertible Notes

Between April and June 2009, The Company issued warrants to purchase 50,000 shares of the Company’s Common Stock at $.04 per share, to finders in connection with the Company’s offering of 12% Convertible Notes.

Exercise of Warrants

Between May and July 2009 the Company issued 190,166 shares of its common stock to former holders of original issue discount notes originally issued by the Company in March 2007. The shares were issued as the result of the cashless exercise of warrants to purchase 200,000 shares of the Company’s common stock, issued to the holders as additional consideration for purchase of the notes.

Summary

The following table presents the Company’s 2009 and 2008 activity involving warrants to purchase shares of the common stock of the corporation.

	2009		2008

	Shares	Exercise Price (weighted average)	Shares	Exercise Price (weighted average)

Balance - beginning of year	13,328,463	$0.410	13,537,600	$1.03

Issuances	6,880,000	0.068	180,000	0.50

Exercises	(200,000)	0.005	(329,137)	0.48

Forfeitures	—	—	(60,000)	0.40

Balance - end of year	20,008,463	$0.091	13,328,463	$0.41

			Approx Remaining Term	Exercise Price (weighted average)

		12/31/2009			12/31/2008

Description		Shares	(Years)		Shares

Placement Agent	Common	19,320	1.5	$0.005	19,320

Preferred A Shareholders		616,000	1.5	0.005	616,000

Bridge Note Investors		20,000	1.2	0.005	220,000

Convertible Debt Holders		11,250,000	4.9	0.120	11,250,000

Placement Agent	2007 Debt	1,223,143	2.9	0.005	1,223,143
Placement Agent	Preferred B	6,830,000	4.3	0.068	—
Placement Agent	2009 Debt	50,000	4.9	0.040	—

		20,008,463	4.5	$0.091	13,328,463

Note 12. Stock Options

Visual Management System Equity Incentive Plan

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in 2008. There were no grants in 2009.

	2009		2008

Risk Free Rate of Return	NA		4.00%
Option lives	NA	years	9.83	years
Annual Volatility	NA		120%
Forfeiture Rate	19%		15%

Summary

The following table presents the Company’s 2009 and 2008 activity involving options to purchase shares of the common stock of the corporation. There were no grants in 2009.

	2009		2008
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price

Outstanding at January 1	1,225,000	$1.02	1,234,500	$2.50

Granted	—	—	546,500	0.39
Forfeited	208,500	3.09	556,000	1.17

Outstanding at December 31	1,016,500	$0.60	1,225,000	$1.02

Options Exercisable at December 31	879,500	$0.63	746,750	$1.36

Weighted average fair value of options granted during the year	NA		$ 0.42

The aggregate intrinsic value of outstanding and exercisable options to purchase shares at December 31, 2009 was $0.

Exercise prices	Shares Outstanding at 12/31/09	Weighted Avg Life	Weighted Avg Exercise Price	Exercisable at 12/31/09	Weighted Avg Exercise Price

$0.25	20,000	8.9	$0.25	20,000	$0.25
$0.40	912,000	6.7	$0.40	775,000	$0.40
$2.50	48,500	7.2	$2.50	48,500	$2.50
$3.00	18,000	3.1	$3.00	18,000	$3.00
$3.50	18,000	2.6	$3.50	18,000	$3.50

	1,016,500	6.7	$1.02	879,500	$0.63

The Company recognized compensation expense from the vesting of stock options of $79,303 and $388,489 for the years ended December 31, 2009 and 2008 respectively. The Company’s future compensation expense from these stock options is expected to be $26,530.

Note 13. Financing Activity

Equity Financing

          Throughout 2009, the Company issued 500 shares of Series B Convertible Preferred Stock to accredited investors for an aggregate purchase price of $500,000. The Company received net proceeds of $429,188 as a result of the offering. Each Series B convertible preferred share bears a stated value of $1,000 and is convertible into shares of our common stock at a rate of $0.005 per share. As part of the offering placement agents received 14,583 shares of the Company’s common stock, and warrants to purchase 6,830,000 shares of the Company’s common stock at a range of exercise prices from $0.04 to $0.12, with those exercise prices determined by the then market of price of our common stock on the date of closing. As a result of the issuance the Company accrued a deemed dividend of approximately $500,000.

Debt Financing

          Throughout 2009, the Company issued an aggregate of $186,500 worth of 12% Convertible Notes. The Company received net proceeds of $176,350, as a result of the offering. Each 12% Convertible Note is convertible into shares of the Company’s common stock at a rate of $0.01 per share. As part of the offering placement agents received warrants to purchase 50,000 shares of our common stock at an exercise price of $0.04, determined by the then market of price of the common stock on the date of closing.

          Between August and November 2009, the Company issued $229,046 worth of 12% Convertible Notes in exchange for Original Discount Notes previously issued by it in 2008 with aggregate principal plus accrued and unpaid interest of $229,046.

Note 14. Commitments and Contingencies

Office Leases

As of December 31, 2009, the Company’s corporate headquarters are located in Toms River, New Jersey under a lease for approximately 4,500 square feet of office space expiring in January, 2011. Under the terms of the leases the Company pays monthly rent of approximately $4,083 per month. The Company records rent on a straight line basis.

The minimum annual rent under non-cancelable leases for the periods subsequent to December 31, 2009, are as follows:

Year Ending December 31	Amount

2010	$48,996

2011	$4,083

$53,079

Credit Facility

The Company had borrowings under the credit facilities listed below as of December 31, 2009 and 2008, respectively

	2009	2008

JP Morgan Chase	$45,283	$49,981

On October 4, 2006, the Company entered into a Business Creditlink agreement with JP Morgan Chase under which the Company was provided with a $50,000 line of credit. During the fourth quarter of 2006,the Company drew $50,000 for general corporate purposes. No additional funds may be drawn against this facility.

Borrowings under the credit facilty are secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO.

	2009	2008
Debt summary:

Bank line of credit	$45,283	$49,981

Convertible Notes Payable	289,046

Short term notes payable:

Original issue discount notes	150,000	400,000
Unamortized discount	—	(15,167)
Short term note	267,192	267,192
Shareholder loan	63,111	80,361
Short term note-IDS	24,000	24,000

Total	504,303	756,386

Current portion of long term debt:
Short term note
Auto Loans	108,181	93,193
Chase Note	7,140	7,545

Total	115,321	100,738

Current portion of obligations under capital lease	105,889	110,212

Current portion of convertible notes payable:
Series A convertible debenture	4,083,742	3,750,000
Unamortized discount	(123,333)	(423,333)
Convertible Notes Payable	—
Unsecured convertible note (IDS)	1,544,000	1,544,000

Total	5,504,409	4,870,667

Long term debt:

Auto loans	77,234	204,131
Chase note	24,511	30,117

Total	101,745	234,248

Chase Loan

The Company is party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.61% per annum and which is payable in equal monthly installments through October 2013. As of December 31, 2009 and 2008, $31,651 and $37,662, respectively, was outstanding under the loan agreement.

Auto Loans

The Company had $185,415 and $295,673 in principal balance on auto loans outstanding as of December 31, 2009 and 2008, respectively. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

Leased Equipment

The Company enters into operating leases in the ordinary course of business for office and other equipment. The current outstanding value of leased equipment is $12,886

Loan from Former Chief Operating Officer

In 2008 Caroline Gonzalez the Company’s former Chief Operating Officer, and the wife of our Chief Executive Officer loaned the Company $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan the Company has been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of December 31, 2009 the outstanding balance on these accounts was $63,111.

Original Issue Discount Notes

Between April and September 2008, the Company issued a series of original issue discount notes to individual investors. These notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008. $250,000 in total face value of the OID notes was retired via conversion into $229,046 of 12% one-year convertible notes (which included accrued and unpaid interest) and cash payments of $29,500. The remaining $150,000 in total face value of OID notes remain unpaid, and are past due.

November 2007 Debentures

On November 30, 2007, the Company entered into a securities purchase agreement with three affiliated institutional investors for the sale of original issue discount 5% senior secured convertible debentures and common stock purchase warrants (the “November 2007 Private Placement”). In this transaction, the Company issued an aggregate of $3.75 million principal amount of debentures at an original issue discount of 20% and warrants to purchase an aggregate of 11,250,000 shares of its common stock. The warrants expire in November 2014 and initially had an exercise price of $1.15 per share, subject to adjustment, including full ratchet anti-dilution protection.

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

          - waived the anti-dilution provisions of the debentures which, as a result of prior transactions, would have otherwise resulted in an adjustment to the conversion price of the debentures to $.40 per share;

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

In consideration of the waivers and in lieu of (i) $250,000 of liquidated damages that the debenture holders alleged were owed as a result of the our failure to register the shares underlying the debentures and warrants for public resale and (ii) $46,875 of accrued and unpaid interest owed to the debenture holders, the Company agreed to issue shares of its common stock valued at $296,875 (based upon a per share price equal to 80% of the average of the value weighted average price of the common stock for the 20 trading days prior to the date of the amendment and waiver) to the debenture holders pro-rata according to their percentage ownership of the debentures. The Company agreed to register the new shares for resale under the Securities Act of 1933, as amended.

The exercise price of the warrants was also adjusted to $.40 per share.

In August 2009, the Company entered into an additional Amendment and Waiver Agreement with each of the holders of the debentures pursuant to which:

           - The Company’s default for past incidents of non-payment of interest and principal on the debentures was waived.

           - The total outstanding principal balance of the debentures was increased from $3,750,000 to $4,083,742, representing the inclusion of accrued interest.

           - The conversion price of the debentures was adjusted to $0.10 per share of the Company’s common stock. As of January 1, 2010 the conversion price became the lesser of $0.10 or 80% of the lowest daily volume weighted average price during the 20 Trading Days immediately prior to the applicable Conversion Date, but in no case less than $0.00625.

           - The conversion price of warrants issued to the holders of the debentures at the time of their original investment was adjusted to $0.12 per share.

Since entering into this agreement monthly redemptions of principal for the debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by us. Additional redemption payments will also come due on the first day of each calendar month through May 2010, a date upon which the entire principal balance of the debentures will have come due.

Quarterly interest payments owed by the Company to the holders of the debentures in the amount of $51,000 also have come due and were also not paid by the Company except for those payments in stock pursuant to a Waiver and Amendment, and a payment in May 2008 of $62,500.

Non-payment of these amounts, and the failure to file an appropriate registration statement may be considered default events under the relevant agreements between us and the holders of the debentures, but no formal notice of default or request for remedies in the case of default have been issued to the Company by the holders. As a result of default, the holders have the right to demand payment of approximately $5,300,000 (representing 130% of the principal amount of the debentures currently outstanding), as well as all accrued and unpaid interest. The Company continues to communicate with the holders and are seeking a resolution to the Company’s non-payment situation.

IDS Asset Purchase Convertible Note

In connection with the April 3, 2008 purchase of substantially all the assets of IDS (the “Asset Purchase”), the Company issued to IDS an unsecured convertible note in the principal amount of $1.54 million, bearing no interest until April 3, 2011. If not converted, or paid within 30 days of maturity, then from and after the maturity date, the convertible note will bear annual interest at 12%. The convertible note is convertible at the discretion of IDS into shares of the Company’s common stock after May 31, 2010, or upon the approval of a majority in interest of the holders of the Company’s then outstanding 5% secured convertible debentures, or any securities issued on conversion thereof, at an initial conversion price of $1.15 per share which has subsequently been adjusted to $0.10 per share. The Company has agreed to register the shares issuable upon the conversion of the note for public resale.

As of December 31, 2009, $24,000 of payments were past due under the note issued to IDS. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Note 17. Legal Proceedings.”

Promissory Note

On June 10, 2008, the Company issued a promissory note in the principal amount of $267,192 (the “New Note”) to the Russ & Russ PC Defined Benefit Pension Plan - a pension plan formed for the benefit of Mr. Russ - in exchange for the surrender of a promissory note in the principal amount of $250,000 (the “Old Note”) which was issued by us to an individual lender in October 2007 and assigned to the pension plan before the exchange. At the time of the exchange, accrued and unpaid interest under the Old Note, which was past due, was $17,192. The New Note provided for interest at a rate of 10% per annum and became due on December 10, 2008. As further consideration for entering into the exchange transaction, the Company issued to Mr. Russ options to acquire 20,000 shares of the our common stock under the Company’s Equity Incentive plan at an exercise price of $0.40 per share. The Company has not paid the holder of the note. IDS and its principal shareholder instituted an action seeking to collect the past due amount. See “Note 17. Legal Proceedings.”

A summary of our contractual obligations as of December 31, 2009 is as follows

	Payments Due by Period

	2010	2011	2012	2013	2014	Thereafter

Chase Term Loan	$7,140	$7,780	$8,477	$8,254	—	—

Auto Loans	$108,181	$45,510	$31,701	—	—	—

Leased Equipment	$105,889	—	—	—	—	—

Promissory Note	$267,192	—	—	—	—	—

Convertible Note	$1,544,000	—	—	—	—	—

OID Notes	$150,000	—	—	—	—	—

12% One-Year Convertible Notes	$289,046	—	—	—	—	—

November 2007 Debentures	$4,083,742	—	—	—	—	—

IDS Short Term	$24,000	—	—	—	—	—

Officer Note	$63,111	—	—	—	—	—

Unpaid Tax Liability

At December 31, 2009 the Company was also delinquent approximately $76,000 in federal payroll taxes, approximately $35,000 in state payroll taxes, approximately $145,000 in state sales taxes and approximately $87,000 in obligations to employee retirement accounts, exclusive of estimated penalty and interest, which has been accrued.

Note 15. Related Party Transactions

See “Note 14. Commitments and Contingencies: Loan from Former Chief Operating Officer”

Marty McFeely a member of the Company’s Board of Directors, is also Chief Financial Officer of El Rancho foods, a customer of the Company’s Sales to El Rancho amounted to approximately $165,149 and $72,145 in 2009 and 2008, respectively.

The following table sets forth the details of the purchases of shares of the Company’s Series B Convertible Preferred Stock made by the Company’s officers and members of the Company’s board of directors as part of its 2009 offering.

Name	Purchase Price	Number of Shares

Jason Gonzalez (1)	$10,000	10
Jonathan Bergman	$5,000	5
W. Geoffrey Martin	$5,000	5
J.D. Gardner	$2,000	2
Michael Ryan (2)	$40,000	40
William Malenbaum	$4,000	4
Robert Moe	$1,000	1
Jack Jacobs	$5,000	5
Marty McFeely	$1,000	1

(1)	Includes purchases by Caroline Gonzalez, the Company’s former Chief Operating Officer, and the wife of its Chief Executive officer Jason Gonzalez

(2)	Includes purchases by Elizabeth May, the wife of the Company’s director Michael Ryan

Note 16. Legal Proceedings

On March 27, 2009, the Company was served with a summons and a complaint in which the Company, its CEO Jason Gonzalez, its current Board members Robert Moe, Martin McFeely, Michael Ryan and Col. Jack Jacobs (ret.), and its former CFO Howard Herman were named as defendants in a suit filed by Mr. Russ, IDS and the Russ & Russ PC Defined Benefit Pension Plan. In the complaint, which was filed in the United States District Court for the Eastern District of New York, the plaintiffs allege, among other things, misrepresentation, securities fraud and breach of duty by the defendants, pertaining to, among other things, the Company’s restatement of our financial results for the periods ended August 31, 2007 and September 30, 2007, and the Asset Purchase. The Complaint also asserts claims regarding non-payment of amounts allegedly due to the Plaintiffs pursuant to agreements entered into in connection with the Asset Purchase and the issuance of a note to Russ and Russ PC Defined Benefit Pension Plan. The Company believes that the Plaintiffs’ claims regarding misrepresentation, securities fraud and breach of duty are entirely without merit and intend to vigorously defend against them. The plaintiffs seek compensatory and punitive damages in a number of their claims. If the plaintiffs succeed in any of their claims and obtain a judgment against the Company, payment of that judgment would have a material adverse effect on the Company’s financial condition and results of operations. The filing of this lawsuit substantially reduces the likelihood of the Company ever receiving any return on its investment in its joint venture with IDS.

On January 2, 2010, in response to the Company’s motion, the Court in this matter issued an Order dismissing the securities claims in the Complaint on the grounds that the note issued to IDS was not a security. This also invalidated the jurisdiction of the Complaint as no federal subject matter remained, but Plaintiff was granted leave to amend to plead diversity jurisdiction. At the same time the Court ruled on Plaintiff’s motion to attach our and the named individual defendant’s New York assets. The Court denied the attachment of the individual defendant’s assets on the grounds that plaintiffs had not established the required probability of success but granted the attachment against the Company on the grounds that a judgment on the claims for non-payment was probable. On April 9, 2009 that attachment was issued against our New York Assets. It is the Company’s position that the attachment of its New York assets is not material to us, because the Company has no New York assets.

The Company has been named as the defendant in a number of lawsuits pertaining to vendor lines of credit which have gone beyond permitted amounts and terms. These suits seek judgment ranging in value from approximately $4,000 to $200,000. Only the largest of these individual lawsuits represents a substantial risk to the Company’s ongoing operations, but taken in whole they are likely to have a material adverse effect on its financial conditions and results of operations.

The Company are the Defendant in a lawsuit filed in New Hampshire by PC Connection, its former vendor. The complaint seeks approximately $30,000. The case is pending.

The Company are the Defendant in a lawsuit filed in California by Northern Video, its former vendor. The complaint seeks approximately $67,000. The case is pending.

The Company are the Defendant in a lawsuit filed in New Jersey by American Express, its former provider of charge card services. The complaint seeks approximately $80,000. The case is pending.

The Company are the Defendant in a lawsuit filed in New Jersey by Anixter, its former vendor. The complaint seeks approximately $120,000. The case is pending.

The Company are the Defendant in a lawsuit filed in New Jersey by CIT, its former provider of credit for the purchase of business management software. The complaint seeks approximately $120,000. The case is pending.

The Company are the Defendant in a lawsuit filed in New Jersey by ACIC, its former bonding company for government contract work for the East Brunswick, NJ Board of Education, Pleasantville, NJ Public Schools, and Raritan Valley Community College. The complaint seeks approximately $200,000. The case is pending.

Note 17. Subsequent Events

Issuance of Convertible Notes.

Between January 1, 2010 and thru April 13, 2010, the Company issued an aggregate of $105,500 worth of 12% Convertible Notes. Each 12% One-Year Convertible Note is convertible into shares of our common stock at a rate of $0.01 per share.

Conversion of Convertible Notes.

Between January 1, 2010 and thru April 13, 2010, an aggregate of approximately $130,000 of the 12% Convertible Note holders converted into 13.05 million shares of the company’s common stock.

Conversion of Convertible Preferred B

Between January 1, 2010 and thru April 13, 2010, holders of the Company’s Convertible Preferred B converted 19 shares into 3.8 million shares of the company’s common stock.

INDEX OF EXHIBITS

Exhibit No.	Exhibits

2.1	Agreement of Merger and Plan of Reorganization among the Registrant, VMS Acquisition Corp. and Visual Management Systems Holdings, Inc. (1)

2.2	Asset Purchase Agreement dated as of April 3, 2008 among Visual Management Systems, Inc, Intelligent Digital Systems, LLC, IDS Patent Holding, LLC and Jay Edmond Russ (8)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.1.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (9)

3.1.2	Certificate of Designation creating Class B Convertible Preferred Stock (9)

3.2	By-laws of Registrant. (3)

4.1	Equity Incentive Plan. (2)

4.2	Form of Warrants to purchase shares of Common Stock at a price of $3.50 per share. (2)

4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $2.50 per share. (5)

4.4	Form of Convertible Notes issued by Visual Management Systems Holding, Inc. in the aggregate principal amount of $150,000. (4)

4.5	Form of Warrant issued by Visual Management Systems Holding, Inc. with respect to an aggregate 200,000 shares of Visual Management Systems Holding, Inc. Common Stock. (4)

4.6	Securities Purchase Agreement by and among the Company and the investors identified therein, dated as of November 28, 2007. (5)

4.7	Form of 5% Secured Debenture. (5)

4.8	Form of Common Stock Purchase Warrant. (5)

4.9	Registration Rights Agreement executed by the Company and for the benefit of the holders of the 5% Secured Debentures. (5)

4.10	Form of Placement Agent Warrant. (5)

4.11	Unsecured Convertible Promissory Note dated April 3, 2008 issued to Intelligent Digital Systems, LLC. (8)

4.12	Form of 12% Convertible Note (10)

10.2	Placement Agent Agreement by and among the Placement Agent named therein, the Company and Visual Management Systems Holding, Inc. (2)

10.3	Form of Lock Up Agreement between the Registrant and executive officers and certain stockholders. (2)

10.4	Form of Private Placement Subscription Agreement. (2)

10.5	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jason Gonzalez. (4)

10.6	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Howard Herman. (4)

10.7	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Caroline Gonzalez. (4)

10.8	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Jonathan Bergman. (4)

10.9	Employment Agreement dated as of January 1, 2007 between Visual Management Systems, Inc. and Kevin Sangirardi. (4)

10.10	Security Agreement dated November 30, 2007 executed by the Company and its subsidiaries for the benefit of the holders of the 5% Secured Debentures. (5)

10.11	Subsidiary Guaranty executed by the subsidiaries of the Company for the benefit of the holders of the 5% Secured Debentures. (5)

10.12	Letter of Intent between Visual Management Systems, Inc. and Intelligent Data Systems, LLC (6)

10.13	Placement Agent Agreement between the Company and Kuhns Brothers, Inc. (8)

10.14	Consulting Agreement dated as of April 3, 2008 between Visual Management Systems, Inc. and Jay Edmond Russ(8)

10.15	Operating Agreement of IDS Patent Holding, LLC effective as of April 2, 2008(8)

10.16	Exclusive Patent and Trade Secret License Agreement effective as of April 2, 2008 between Visual Management Systems, Inc. and IDS Paten Holding, LLC. (8)

10.17	Registration Rights Agreement dated as of April 2, 2008 between Visual Management Systems, Inc. and Intelligent Digital Systems, LLC. (8)

10.18	Promissory Note dated issued to the Russ & Russ P.C. Defined Benefit Plan (11)

10.19	Employment Agreement dated as of June 10, 2008 between Visual Management Systems, Inc. and James D. Gardner (11)

10.20	Deferred Compensation Plan of Registrant (11)

10.21	Amendment and Waiver Agreement dated as of August 29, 2008 between the Registrant and holders of its 5% Secured Convertible Debentures (12)

10.22	Amendment and Waiver Agreement dated as of August 2009 between the Registrant and holders of its 5% Secured Convertible Debentures (10)

21.1	Subsidiaries of issuer. (7)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007

(2)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006.

(4)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2008

(5)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

(6)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

(7)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2007.

(8)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008.

(9)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2009.

(10)

Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 19, 2009.

(11)	Incorporated by reference to similarly numbered exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 18, 2008.

(12)	Incorporated by reference to similarly numbered exhibit to the Registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2008