Form 10-Q
period 2010-03-31
VISUAL MANAGEMENT SYSTEMS INC
filed 2010-05-20
CIK 1284453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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
Yes ☐ No ☒

As of May 17, 2010, there were 147,612,526 shares of the registrant’s common stock outstanding.

VISUAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Visual Management Systems, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Current assets
Cash	$59,985	$24,884
Accounts receivable, net	121,233	90,286
Inventory	97,635	46,462
Prepaid expenses	37,152	27,584

Total current assets	316,005	189,216

Property and equipment - net	164,619	192,958
Capitalized software-net	135,086	144,092
Deposits and other assets	176,807	148,431
Software-net	684,129	729,738
Deferred financing costs-net	133,215	322,853

Total Assets	$1,609,861	$1,727,288

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,624,178	$1,664,913
Accrued expenses and other current liabilities	3,259,677	2,885,414
Customer deposits	164,525	68,394
Sales tax payable	168,648	145,159
Bank line of credit	41,951	45,283
Short term notes payable	499,814	504,303
Convertible notes payable	319,546	289,046
Current portion of long-term debt	109,740	115,321
Current portion of obligations under capital leases	105,889	105,889
Current portion of convertible notes payable (net of unamortized discount of $123,333 and $198,333)	5,579,409	5,504,409

Total current liabilities	11,873,377	11,328,131

Long-term debt - net of current portion	93,913	101,745
Commitments and contingencies

Stockholders’ deficit
Preferred stock	1	1
Common stock	143,563	129,264
Additional paid-in-capital	20,998,018	20,822,226
Accumulated deficit	(31,349,011)	(30,504,079)
Treasury stock, at cost	(150,000)	(150,000)

Total stockholders’ deficit	(10,357,429)	(9,702,588)

Total Liabilities and Stockholder’s Deficit	$1,609,861	$1,727,288

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31
	2010	2009

Revenues - net	$440,867	$851,360

Cost of revenues	215,910	405,878

Gross profit	224,957	445,482

Operating expenses	616,270	919,589

Loss from operations	(391,313)	(474,107)

Other (income) expenses
Interest expense	453,618	206,789

Net loss	$(844,931)	$(680,896)

Net Loss applicable to common stockholders	$(844,931)	$(680,896)

Per share data - basic and fully diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding	135,043,637	11,007,833

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net loss	$(844,931)	$(680,896)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	287,250	345,291
Non-cash interest expense	149,635	190,702
Restricted registration penalty	(2,891)	(114,135)
Bad debt expense	—	32,472
Payment of stock for services	—	34,100
Stock-based compensation	11,772	40,350
(Increase) decrease in operating assets
Accounts receivable	(30,947)	15,707
Inventory	(51,173)	52,221
Prepaid expenses and other assets	(9,568)	54,867
Deposits and other assets	(28,376)	—
Increase (decrease) in operating liabilities
Accounts payable	(40,735)	31,520
Accrued expenses and other current liabilities	377,154	25,296
Sales tax payable	23,489	(1,294)
Customer deposits	96,131	12,179

Net cash used from operating activities	(63,190)	38,380

Cash flows from investing activities
Purchases of property and equipment	—	—

Net cash used by investing activities	—	—

Cash flows from financing activities
Repayment of capital leases	—	(7,330)
Repayment of short term notes	—	(19,075)
Proceeds from convertible notes (net of $11,340 of issuance costs)	124,160	—
Repayment on bank line of credit	(3,332)	—
Principal repayments of long-term debt	(13,413)	—
Repayment of loans payable - stockholders	(9,123)	(2,868)

Net cash provided by financing activities	98,292	(29,273)

Change in cash	35,102	9,107

Cash
Beginning of period	24,884	16,186

End of period	$59,986	$25,293

Supplemental Disclosure of Cash Flow Information

	2010	2009

Cash paid for taxes	—	313

Cash paid for interest	9,661	3,362

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Visual Management Systems, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements March 31, 2010

1. Basis of Presentation and Nature of Business Operations

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Visual Management Systems, Inc., Visual Management Systems LLC and Intelligent Product Development Group, LLC, its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as the “Company”. Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2010, and the results of its operations for the three month periods ended March 31, 2010, and are not necessarily indicative of results that may be expected for the entire year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2009 on Form 10-K.

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

Intangible assets

          Intangible assets acquired by the Company from Intelligent Digital System LLC (“IDS”) as described in Note 4 have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the then carrying value of the assets or if a change in amortization period is required, as prescribed by FASB ASC 350-20-35.

Capitalized Software Development Costs

          Capitalization of computer software development costs begins upon the establishment of technological feasibility, as defined in FASB ASC 985-20-25. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. As of March 31, 2010 and December 31, 2009, the Company has capitalized approximately $180,000 of software development costs relating to new products.

          Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization will start when (a) the product is available for general release to customers and (b) all research and development activities relating to the other components of the product are completed. At March 31, 2010, the Hybrid DVR software and DVR software products under development were generally available to customers and as a result, there was approximately $9,006 of amortization charges for the three months ended March 31, 2010 for those products. There was $9,006 of amortization charges for the same period in 2009.

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

Inventory

          Inventory, which consists of digital video recorders and related components, security cameras and related installation materials, is stated at the lower of cost or market value. Cost is computed on the first-in, first-out method. The Company reviews inventory for slow moving and obsolete inventory during each reporting period to determine if a reserve is required. Based on the review conducted as of March 31, 2010, management does not believe any reserve is required.

          The Company’s inventory consisted of a total of $97,635 (approximately $10,190 of raw materials and $87,445 of finished goods) at March 31, 2010 as compared to inventory of $46,460 (approximately $20,000 of raw materials and $26,460 of finished goods) at December 31, 2009.

New Accounting Pronouncements

          In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. Effective in our fiscal year beginning January 1, 2010, the amended standards will require enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. Effective in our fiscal year beginning January 1, 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact our consolidated financial statements.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

2. Going Concern

          The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, including a loss from operations of approximately $850,000 for the three months ended March 31, 2010 as compared to approximately $680,000 for the same period in the prior year. The Company’s cash used for operations was approximately $63,000 for the three months ended March 31, 2010 as compared to cash generated from operations of approximately $ $38,000 for the same period in the prior year.

          These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to continue in business depends upon the continued cooperation of its creditors, its ability to generate cash flow to meet its continuing obligations on a timely basis, its ability to further reduce costs and its ability to obtain additional financing. Current liabilities at March 31, 2010 were approximately $11.9 million and current assets were approximately $0.3 million. The difference of approximately $11.6 million is a working capital deficit, which is primarily the result of current debt obligations and amounts due vendors. The Company can give no assurance that it will raise sufficient capital to eliminate its working capital deficit or that its creditors will not seek to enforce their remedies against it, which include the imposition of insolvency proceedings. See “Note 6. Legal Proceedings.”

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

3. Commitments and Contingencies

Chase Loan

          We are a party to a $50,000 term loan agreement with JPMorgan Chase Bank, N.A. which provides for interest at a rate of 8.5% per annum and which is payable in equal monthly installments through October 2013. As of March 31, 2010, $29,341 was outstanding under the loan agreement compared to $31,651 at December 31, 2009.

Chase Line of Credit

          We are a party to a $50,000 line of credit with JPMorgan Chase Bank, N.A. which as of March 31, 2010 provided for interest at a rate of 4.75% per annum and which is payable in variable monthly installments. As of March 31, 2010, the outstanding balance on the line of credit was $41,951, which automatically renews every year until paid in full. At December 31, 2009, the outstanding balance was $45,283.

Auto Loans

          We had $174,312 in principal balance on auto loans outstanding as of March 31, 2010, as compared to $185,415 at December 31, 2009. These loans, which bear interest at rates ranging from 3.9% to 8.69%, mature at various dates through November 2012.

Capital Leases

          We entered into capital leases in the ordinary course of business for office equipment and computer software, and other equipment. The outstanding amount due for leased equipment as of March 31, 2010 and December 31, 2009 was $105,889.

Loan from Former Chief Operating Officer

          In 2008 Caroline Gonzalez our former Chief Operating Officer, and the wife of our Chief Executive Officer loaned us $97,420 via extension of lines of credit on personal credit cards issued to her by traditional unsecured consumer credit providers. Since the date of the loan we have been making monthly payments pursuant to the relevant card terms, which include interest rates ranging from 9.49% to 27.99%. As of March 31, 2010 the outstanding balance on these accounts was $58,622 as compared to $63,111 at December 31, 2009.

Original Issue Discount Notes

           Between April and September 2008, we issued a series of original issue discount notes to individual investors. These notes totaled $499,450 in face value, and yielded net proceeds to us of $414,950 after fees paid to consultants and placement agents. $99,450 in total face value of the OID Notes was retired via payments to the holders made in June 2008 and October 2008. $250,000 in total face value of the OID notes was retired via conversion into $229,046 of 12% one-year convertible notes (which included accrued and unpaid interest) and cash payments of $29,500. The remaining $150,000 in total face value of OID notes remain unpaid, and are past due. At March 31, 2010 and December 31, 2009, the face value of these notes was $150,000.

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

          Since entering into this agreement monthly redemptions of principal for the debentures have became due. Each of these monthly redemption amounts totals $208,333 and has not been paid by us. Additional redemption payments will also come due on the first day of each calendar month through May 2010.

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

          As of March 31, 2010, $24,000 of payments were past due under the note issued to IDS. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the Asset Purchase. See “Note 6. Legal Proceedings.”

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

4. Acquisition of IDS Assets

Intangible assets acquired by the Company in connection with the IDS acquisition have been valued using the income method, based on future economic benefits expected on a net present value basis. Values assigned to intangible assets are being amortized over the estimated useful lives of the respective intangible assets. Values assigned to intangible assets acquired and their useful lives will be reviewed no less frequently then on an annual basis to determine if there has been any impairment to the carrying value of the assets or if a change in amortization period is required, as prescribed by FASB ASC 350-35-28. The Company performed a review of the fair value of the intangible assets at March 31, 2010, and determined no charge to amortization was required.

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

Intangible Assets	As of March 31, 2010		As of December 31, 2009

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization*	Gross Carrying Amount	Accumulated Amortization

DVR Software	$28,555	$28,555	$28,555	$28,555
Hybrid DVR Software	1,534,137	850,008	1,534,137	804.339

Total	$1,562,692	$878,563	$1,562,692	$832,954

*

Includes impairment of $636,242 relating to fair value revaluation of intangible assets during 2008 and amortization of $45,609 associated with Hybrid DVR software charged to cost of goods sold during the three months ended March 31, 2010.

Aggregate amortization expense for three months ended 3/31/2010	$45,609

Estimated amortization expense for the 12 months ending March 31:
2011	$182,435
2012	182,435
2013	182,435
2014	136,824

5. Equity Based Compensation, Warrants to Purchase Common Stock

          During the three months ended March 31, 2010. warrants to purchase 342,000 shares of the Company’s common stock were issued to a placement agent in connection with the issuance of convertible notes. These warrants were issued at exercise prices ranging from $0.01 to $0.04 and have a five year life. In connection with the issuance of these warrants, the Company recorded $3,318 to deferred financing costs.

6. Legal Proceedings.

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

          On January 2, 2010, in response to our motion, the Court in this matter issued an Order dismissing the securities claims in the Complaint on the grounds that the note issued to IDS was not a security. This also invalidated the jurisdiction of the Complaint as no federal subject matter remained, but Plaintiff was granted leave to amend to plead diversity jurisdiction. At the same time the Court ruled on Plaintiff’s motion to attach our and the named individual defendant’s New York assets. The Court denied the attachment of the individual defendant’s assets on the grounds that plaintiffs had not established the required probability of success, but granted the attachment against our assets on the grounds that a judgment on the claims for non-payment was probable. On April 9, 2010, that attachment was issued against our New York assets. It is our position that the attachment of our New York assets is not material to us, because we have no New York assets.

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

7. Convertible Security Transactions

Convertible Preferred Stock Conversions

          During January and March of 2010, 19 shares of Series B Convertible Preferred Stock were converted into common stock. These shares were converted at $0.005 and resulted in the issuance of 3,800,000 shares of the Company’s common stock

Issuance of Convertible Notes

          In January, February and March, 2010, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $135,500, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The Company recorded interest expense during the third quarter of $70,000 in connection with the beneficial conversion feature of these notes. The convertible notes mature on various dates through March 2011.

8. Subsequent Events

Issuance of Convertible Notes

          In April and May 2010, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $100,000, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The convertible notes mature on various dates through May 2011.

Convertible Note Conversions

          During April and May of 2010, an aggregate principal amount of $40,500 of convertible notes were converted into common stock. These shares were converted at $0.01 and resulted in the issuance of 4,050,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 and 2009

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information presented in this report.

Net Revenues

          Net revenues decreased approximately $410,000, or 48% to about $441,000 during the three months ended March 31, 2010, from approximately $851,000 during the same period in the prior year. The decrease in revenues reflects the impact of the economy on the Company’s sales efforts and a reduction in the Company’s sales force.

Cost of Goods Sold

          Total cost of goods sold decreased approximately $190,000, or 47% to approximately $216,000 for the three months ended March 31, 2010, from approximately $406,000 during the same period in the prior year. This decrease was primarily due to decreased material and labor costs and lower revenues as compared to the same period in 2009.

          As a result of the changes described above in revenues and cost of goods sold, gross profit for the three months ended March 31, 2010, decreased to approximately $225,000 from approximately $445,000 for the three months ended September 30, 2008, and gross profit as a percentage decreased to 51% for the three months ended March 31, 2010 compared with 52% for the same period in the prior year. The decrease in gross profit margin for the three months ended March 31, 2010 is primarily the result of slightly lower margin jobs completed in the current period.

Operating Expenses

          Operating expenses decreased approximately $303,000 to approximately $616,000 for the three months ended March 31, 2010, from approximately $919,000 for the three months ended March 31, 2009.

          This decrease was primarily attributable to a decreased wage related items due to lower headcount (approximately $200,000), decreased finance and investor relations costs ($120,000), decreases in depreciation and other costs of $90,000, offset by an increase in charges for late registration penalties of about $110,000.

Interest Expense

          Interest expense for the three months ended March 31, 2010 increased to approximately $454,000, from about $207,000 in the three months ended March 31, 2009. The increase of $247,000 was primarily the result of (i) additional interest due to beneficial conversion of convertible debt of approximately $120,000 and (ii) interest on amounts relating to late payments (approximately $120,000), and increased interest due to late payment of payroll and other of about $7,000

Net Loss

          As a result of the items discussed above there was a net loss of approximately $845,000 for the three months ended March 31, 2010 compared with a net loss of approximately $681,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

          The Company’s financial statements are prepared on a going concern basis, which assumes that the Company will realize assets and discharge liabilities in the normal course of business. At March 31, 2010, the Company had cash of approximately $60,000, a working capital deficit of approximately $11.6 million, stockholders’ deficit of approximately $10.4 million, and an outstanding balance of long term debt of approximately $94,000 net of current maturities. In comparison, at December 31, 2009, the Company had cash and equivalents of approximately $24,900, a working capital deficit of approximately $11.1 million, an outstanding balance of long term debt of approximately $102,000, net of current maturities. The Company’s financial condition as of March 31, 2010 raises doubt as to the Company’s ability to continue the Company’s normal business operations as a going concern. If the Company is unable to put into effect certain plans, the Company may be required to restructure, file for bankruptcy or cease operations.

Cash Flows from Operating Activities

          Net cash used by operating activities was approximately $63,000 for the three months ended March 31, 2010 compared to cash generated from operations of approximately $38,400 for the three months ended March 31, 2009. Cash used during the three months ended March 31, 2010 was primarily the result of the operating loss (net of non-cash operating expenses of approximately $446,000) and a reduction in accounts payable ($41,000) offset by decreases in receivables of approximately $31,000, inventory of approximately $51,000 and prepaid expenses and deposits of approximately $38,000 and increases in customer deposits of approximately $96,130, accrued expenses totaling approximately $377,000 and sales tax payable of approximately $23,490. For the three months ended March 31, 2009, cash generated by operations of approximately $38,400 was primarily a result of the operating loss incurred during the quarter offset by non cash operating expenses of approximately $528,780, increases in receivables of approximately $15,700, inventory of approximately $52,200 and increases in prepaid expenses and deposits of approximately $54,900, increases in accounts payable and accrued expenses totaling approximately $57,000 and net increases in customer deposits and sales tax payable of approximately $10,900.

Cash Flows from Investing Activities

          There was not any cash used for or generated from investing activities in the three months ended March 31, 2010 or March 31, 2009.

Cash Flows from Financing Activities

          Net cash generated from financing activities was approximately $98,290 for the three months ended March 31, 2010. The cash generated by financing activities for the current period was a result of the issuance of convertible notes netting aggregate proceeds of approximately $124,160 offset by payments of approximately $25,870 on outstanding loans and capital leases. During the three months ended March 31, 2009, cash used for financing activities of approximately $29,270 was primarily the result of payments on outstanding loans and capital leases

          Cash increased from $24,884 at December 31, 2009 to $59,985 at March 31, 2010.

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

          The evaluation made by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation, and the effect of the controls on the information generated for use in this quarterly report and previous reports to the Commission. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor the Company’s disclosure controls and procedures and to make modifications as necessary. The Company’s intent in this regard is that the disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

          As a result of the material weaknesses described above, the Company concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

          During the quarter ended March 31, 2010, no changes were made that impacted internal control over financial reporting due to cash flow constraints.

          Sobel & Co., LLC was not required to and did not perform a review of the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Between January and May, 2010, the Company issued to unaffiliated individual investors, convertible notes with an aggregate principal value of $235,500, an interest rate of 12% per annum, and a conversion price of $.01 per share of Visual Management Systems, Inc. common stock. The convertible notes mature on various dates through May 2011. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder in connection with the transaction detailed above.

Item 3. Defaults Upon Senior Securities

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

          As of March 31, 2010, $24,000 of payments were past due under the note issued to IDS. In April 2009, IDS and its principal shareholder instituted an action seeking to collect the entire $1,544,000 due under the note as well as $206,250 remaining due under the consulting agreement entered into in connection with the asset purchase.

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

Visual Management Systems, Inc.

(Registrant)

	By:	/s/ Jason Gonzalez

Jason Gonzalez
Chief Executive Officer
Dated: May 20, 2010

	By:	/s/ J.D. Gardner

J.D. Gardner
Chief Financial Officer
Dated: May 20, 2010